Form 10-Q
period 1996-03-31
OVERHEAD DOOR CORP /IN/
filed 1996-05-14
CIK 891312

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended                           Commission File Number
     March 31, 1996                                      0-23752


                           OVERHEAD DOOR CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

      INDIANA                                             35-0564120
  (State of Incorporation)                             (I.R.S. Employer
                                                     Identification Number)


6750 LBJ Freeway                                          75240
Dallas, Texas                                           (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:   (214) 233-6611

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

There were 1,000 shares of the Registrant's Common Stock, $1 par value, outstanding as of May 6, 1996.

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES


Part I  Financial Information
        ---------------------

        Item 1. Financial Statements (unaudited)
                --------------------

                  Condensed Consolidated Statements of Operations -      3
                  Three months ended March 31, 1996 and 1995.

                  Condensed Consolidated Statements of                   4
                  Financial Condition - March 31, 1996
                  and December 31, 1995.

                  Condensed Consolidated Statements of                   5
                  Cash Flows - Three months ended
                  March 31, 1996 and 1995.

                  Notes to Condensed Consolidated Financial              6
                  Statements.

       Item 2. Management's Discussion and Analysis of                  10
               Financial Condition and Results of Operations
               ---------------------------------------------

Part II Other Information                                               12
        -----------------

Signatures                                                              12

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



(In thousands, except per share data)     Three Months Ended March 31,
                                         ------------------------------
                                              1996            1995
                                         --------------  --------------
Net Sales                                   $126,242        $126,174

Costs and Expenses
  Cost of products sold                      102,309         102,099
  Selling, general & administrative           16,459          15,180
  Amortization                                 1,999           2,039
                                            --------        --------
      Total Costs and Expenses               120,767         119,318
                                            --------        --------
Operating Income                               5,475           6,856

Interest Expense                              (6,702)         (7,280)
Other (Expense), Net                            (474)           (360)
                                            --------        --------

Loss Before Income Taxes                      (1,701)           (784)
Income Tax (Expense) Benefit                     758            (174)
                                            --------        --------

Net Loss                                    $   (943)       $   (958)
                                            ========        ========

Net Loss Per Common Share                   $   (943)       $   (958)
                                            ========        ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands except number of shares and per       March 31,      December 31,
 share data)                                          1996            1995
                                                    ---------      ------------
                                                   (Unaudited)      (See Note)
ASSETS
Current Assets
 Cash and cash equivalents                          $    161          $  2,604
 Notes and accounts receivable, less allowances
 (1996-$5,581; 1995-$5,824)                           83,849            90,914
 Inventories, net                                     83,028            81,037
 Prepayments and other current assets                  8,344             7,569
                                                    --------          --------
  Total Current Assets                               175,382           182,124

Property, Plant and Equipment
 Land and buildings                                   48,097            48,094
 Machinery and equipment                              66,756            66,757
 Construction in progress                              3,413             2,458
 Accumulated depreciation                            (46,375)          (43,862)
                                                    --------          --------
  Total Property, Plant and Equipment                 71,891            73,447

Cost in excess of net assets of businesses
 acquired, less amortization
 (1996-$12,579; 1995-$11,559)                        149,434           150,454
Other assets                                          69,271            69,405
                                                    --------          --------
                                                    $465,978          $475,430
                                                    ========          ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                   $ 55,238          $ 71,815
 Accrued liabilities                                  23,505            30,408
 Current maturities of long-term debt                 16,063            15,077
                                                    --------          --------
  Total Current Liabilities                           94,806           117,300

Long-term Debt, Less Current Maturities              224,680           209,730
Deferred Income Taxes                                 34,595            35,287
Other Long-term Liabilities                           11,683            11,831
                                                    --------          --------
  Total Noncurrent Liabilities                       270,958           256,848

Shareholder's Equity
 Common stock, par value $1 per share;
  1,000 shares authorized and outstanding                  1                 1
 Additional capital                                  100,492           100,492
 Currency translation adjustment                        (700)             (575)
 Retained earnings                                       421             1,364
                                                    --------          --------
  Total Shareholder's Equity                         100,214           101,282
                                                    --------          --------
                                                    $465,978          $475,430
                                                    ========          ========

NOTE: The condensed consolidated statement of financial condition at December
      31, 1995 has been derived from the audited financial statements at that date.

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Three Months Ended March 31,
                                                ----------------------------
(in thousands)                                      1996             1995
                                                  --------         --------
OPERATING ACTIVITIES

Loss from Operations                              $   (943)        $   (958)
   Adjustments to reconcile net loss to net
     cash flows used for operating activities:
     Depreciation and amortization                   4,499            4,380
     (Increase) in net operating assets            (20,021)          (8,603)
                                                  --------         --------

Net Cash Flows Used for Operating Activities       (16,465)          (5,181)

INVESTING ACTIVITIES

  Proceeds from sales of property, plant
   and equipment                                         3                -
  Expenditures for property, plant and
   equipment                                          (967)          (1,933)
  (Increase) in other assets                          (825)            (818)
                                                  --------         --------

Net Cash Flows Used for Investing Activities        (1,789)          (2,751)

FINANCING ACTIVITIES
  Net proceeds from long-term borrowings on
   revolver                                         17,500            7,300
  Net proceeds from other long-term borrowings           -              150
  Principal payments on long-term debt              (1,564)          (2,472)
                                                  --------         --------

Net Cash Flows Provided by Financing Activities     15,936            4,978

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (125)             138
                                                  --------         --------

Decrease in Cash and Cash Equivalents               (2,443)          (2,816)

CASH AND CASH EQUIVALENTS
 Beginning of period                                 2,604            4,477
                                                  --------         --------
 End of period                                    $    161         $  1,661
                                                  ========         ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (Unaudited)



Note A - Basis of Presentation
- - ------------------------------

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.

In the opinion of the Registrant, all adjustments, which are of a normal recurring nature, necessary to present the information fairly have been made. The results of operations for such interim periods are not necessarily indicative of results for a full year.

Certain amounts in the prior years' financial statements have been reclassified to conform to the current presentation.


Note B - Inventories
- - --------------------

Substantially all inventories are valued on the LIFO method. The accounting records for any interim period do not reflect inventory values as between raw materials, work-in-process and finished goods. The March 31, 1996 amounts represent an estimated breakdown between raw materials, work-in-process, and finished goods inventories, based upon each category's proportionate share at December 31, 1995. The cost of material included in cost of products sold during the interim periods is determined by using estimated material cost rates. Inventories are classified as follows:

                                       March 31,    December 31,
                                         1996          1995
                                       ---------    ------------
                                           (in thousands)
  At current cost:
    Raw materials                       $39,329        $38,420
    Work in process                      18,764         18,330
    Finished goods                       30,173         29,475
                                        -------        -------
                                         88,266         86,225
  Excess of current cost over LIFO       (5,238)        (5,188)
                                        -------        -------

  Inventories, net                      $83,028        $81,037
                                        =======        =======

Current cost of inventories is determined using the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost.

Note C.  Litigation and Other Contingencies
- - -------------------------------------------

The Company is a defendant in a number of lawsuits in which the plaintiffs seek damages for personal injuries alleged to have been incurred in handling "Jifflox" converter dollies previously manufactured by the Company. Currently, five such cases are pending. These converter dollies are used to connect truck trailers in tandem. As a result of a separate product line divestiture and the resultant closing of the manufacturing facility where that product and the Jifflox converter dollies were manufactured, Jifflox production was discontinued in the second quarter of 1987. The plaintiffs are truck drivers or truck yard employees who allege they have suffered personal injuries in moving a Jifflox dolly. The lawsuits allege various theories of liability, including negligence, warranty, failure to warn and strict liability. The lawsuits allege that Jifflox dollies are defectively designed so as to preclude safe maneuvering in truck yards or that they are too heavy or that they do not contain adequate warnings against misuse. Unspecified damages are claimed. The Company denies liability in each of the lawsuits.

The Company is a defendant in a number of lawsuits in which damages are sought for property damage alleged to have been caused or contributed to by aluminum windows manufactured by Premier Products, a former division of the Company which was divested in 1989. At March 31, 1996, 53 such cases were pending, all of which are venued in state courts in California. The cases typically involved multi-family residences. The general contractor and all subcontractors who were originally involved in the construction of these residences, including the Company, are typically joined as defendants or cross-defendants. The suits allege various theories of liability, including negligence and contract under California's ten year construction defect statute of limitations. The Company denies liability in each of the lawsuits.

The Company is a defendant in a lawsuit filed in May 1995, in the United States District Court for the Central District of California, which alleges that certain revolving doors manufactured by the Company's Horton Automatics division infringe four patents owned by a competitor of Horton. The suit alleges that the infringement is willful and requests an injunction as well as unspecified damages. The Company denies liability.

The Company filed a Complaint for Declaratory Judgment in August 1995, in the United States District Court for the Northern District of Texas against The Chamberlain Group, Inc. The Complaint requests a declaratory judgment that a new line of residential garage door openers which the Company has recently introduced does not infringe a particular patent owned by Chamberlain, which patent Chamberlain has claimed such operators infringe.

The Company is a defendant in a lawsuit filed in November 1995, in the United States District Court for the District of Connecticut. The Complaint alleges that an executive hired by the Company in August 1995, misappropriated confidential information of his prior employer, a competitor of the Company, and used it for the Company's benefit. The suit requests an injunction as well as unspecified compensatory and punitive damages. The Company considers the suit to be entirely without merit.

In addition, the Company is a defendant in various other legal proceedings arising in the ordinary course of business.

The Company is self-insured with respect to a portion of its potential losses relating to product and general liability and workers' compensation claims. The Company is responsible for the first $0.5 million of loss related to each product or general liability claim and the first $0.3 million of loss related to each worker's compensation claim. Third-party insurance, up to $50.0 million, is maintained for losses in excess of these amounts. The Company maintains reserves for anticipated self insurance losses.

- - -------------------------------------------------------

Although the results of any litigation or claims cannot be predicted with certainty, management believes that the outcome of pending litigation and claims, when considered in conjunction with self insurance reserves established therefore ($14.1 million at December 31, 1995 and $14.5 million at March 31,
1996) will not have a material adverse effect on the Company's results of operations or financial condition.

The Company has been determined by the United States Environmental Protection Agency (the "EPA") to be a potentially responsible party concerning a Superfund third-party waste disposal site near Syracuse, New York. This determination was made because of alleged disposal at the site of certain waste material generated by a manufacturing operation that formerly had been operated by the Company near the site. In December 1989, the Company and two other potentially responsible parties entered into an administrative order on consent with the EPA to perform a Remedial Investigation and Feasibility Study (RI/FS) at the site. The EPA subsequently issued an administrative order to four additional companies and one individual requiring them to participate with the three consenting companies in the implementation of the RI/FS. Two of these additional companies have entered into an agreement with the three consenting companies to so participate. In 1992, the participating companies brought a lawsuit against 13 nonparticipating companies in the United States District Court, Northern District of New York. The suit seeks to have each of the defendants declared to be jointly and severally liable with the plaintiffs for all past and future expenses. Two defendants have been voluntarily dismissed by the plaintiffs, and two new defendants were subsequently added. One defendant has filed for Chapter 11 bankruptcy protection. The RI/FS has been submitted to the EPA, but has not yet been accepted by the EPA. The EPA and the participating companies have agreed that the participating companies will perform some limited additional site investigation before the EPA accepts the RI/FS and issues a Record of Decision for the site.

A preliminary engineering investigation prepared in 1987 for the State of New York estimated that the cost of remediation efforts at this site could range from $24 million to $29 million. However, this estimate, which is nine years old, was based only on a preliminary investigation and made certain assumptions about the nature and extent of the remediation required. Until the EPA issues a Record of Decision for this site, it is not possible to know what, if any, activities the EPA may attempt to require at the site or which companies may be named as potentially responsible parties in connection with any such requirements. Five parties have participated in the implementation of the RI/FS but the ultimate number of companies that may be jointly and severally liable could be between five and 18 and the portion of any liability for which any one party may be responsible is not necessarily a pro rata amount. How any liability is ultimately allocated cannot now be determined.

Due to all the foregoing uncertainties, it is not possible at this time to determine what the Company's future liability (if any) in connection with this site will be. However, with the limited information currently available, the Company estimates that its liability at this site could be between $1.5 million and $6.0 million depending on the type and scope of the remediation, the number of responsible parties and how the liability is shared. Any such liability to the Company would probably be payable over three to five years. For the foregoing reasons, the Company has created a reserve for environmental liabilities for the site of $1.5 million. This reserve may need to be changed from time to time as more information becomes available, and there can be no assurance that the existing reserves will be adequate for the intended purpose. After consideration of this reserve, the above stated estimated liability is not expected to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

- - -------------------------------------------------------

Genie's manufacturing sites at Shenandoah, Virginia and Alliance, Ohio have been contaminated as a result of the former operations at these facilities. Pursuant to the terms of a 1990 asset purchase agreement between Genie and North American Philips Corporation ("NAPC"), NAPC, a former owner of Genie, agreed to investigate and remediate any pre-closing contamination at these sites. NAPC also agreed to fully indemnify Genie for all environmental liabilities arising out of such pre-closing contamination, including third party lawsuits. The Company has not expended any funds, nor does it expect to expend any, for investigation and remediation at these sites because of NAPC's contractual assumptions of liability.

As of December 31, 1995 and March 31, 1996, accounts receivable from companies in the construction industry totaled $81.6 million and $74.3 million, respectively. The Company extends credit and requires collateral, if necessary, based on the evaluation of each customer's financial condition. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Note D - Income Taxes
- - ---------------------

The principal differences between the U.S. federal income tax rate and the Company's effective income tax rate for the three months ended March 31, 1996 are state income taxes and amortization of goodwill.

At March 31, 1996, the total deferred tax liability for taxable temporary differences was $45.3 million and the total deferred tax asset for deductible temporary differences and operating loss carryforwards was $15.7 million net of a $2.3 million valuation allowance. The net noncurrent deferred tax liability totaled $34.6 million and the net current deferred tax asset which is included in Prepayments and Other Current Assets totaled $5.0 million.

                    MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

Net sales during the first three months of 1996 were unchanged from the same period in 1995 at $126.2 million. Severe winter weather in the first quarter resulted in lost production, delays in construction projects, and reduced traffic through home centers. However, the sales of residential sectional doors, commercial rolling doors, sliding entrance doors, and swinging entrance doors were higher but were offset by lower sales of residential garage door operators and vehicular doors.

Gross profit decreased by $0.2 million (less than 1%) from $24.1 million in the first three months of 1995 to $23.9 million for the same period in 1996. This decline was mainly due to higher material costs which was largely offset by lower direct labor and manufacturing expenses. For interim reporting purposes, the cost of material included in cost of products sold during the interim periods is determined using estimated material cost rates and the results from physical inventories taken during all quarters of the year.

Operating income for the first three months of 1996 was $5.5 million, a decrease of $1.4 million from the $6.9 million reported in 1995. Higher selling, general and administrative expenses accounted for most of this decline. Consulting and professional fees, personnel costs, and higher sales and marketing costs on higher sales of automatic entrance doors were the largest contributors to the higher expense level.

Interest expense decreased to $6.7 million in the first three months of 1996 from $7.3 million for the same period in 1995. The decrease is mainly due to the lower remaining balance on the term loans. Other Expense is slightly higher at $0.5 million.

The income tax benefit of $0.8 million in the first three months of 1996 compares to a tax expense of $0.2 million in the same period of 1995. The income tax benefit in 1996 resulted from lower taxable income. The tax benefit in 1996 is based on the estimated effective tax rate for the year while the 1995 tax provision was calculated on the actual effective rate for the quarter.

See Note C of Notes to Condensed Consolidated Financial Statements for disclosure on Litigation and Other Contingencies.

Financial Condition
- - -------------------

The Company uses a Revolving Credit Facility to help fund seasonal cash flow requirements. The outstanding balance of the Revolving Credit Facility at March 31, 1996 was $46.5 million. Availability under the Revolving Credit Facility at March 31, 1996 was $21.4 million. Due to the seasonal nature of the Company's business, borrowings to fund working capital needs generally increase beginning late in the second quarter and begin to decline late in the fourth quarter. Effective September 30, 1994, the Company purchased a two year interest rate cap to cover the notional principal amounts of its floating rate debt with the LIBOR rate capped at 7.0%. In the first quarter of 1996 the Company repaid $1.5 million of bank term loans.

Capital expenditures totaled $1.0 million in the first three months of 1996, a $0.9 million decrease over the same period in 1995. Last year's capital expenditures included a new commercial operator facility and equipment for a new retail product.

For the three months ended March 31, 1996, net cash flows used for operating activities totaled $16.5 million compared with $5.2 million for the first three months of 1995. The higher use of funds in 1996 was mainly to reduce accounts payable levels. The Company has a historical seasonal pattern of improved results over the last half of a calendar year when compared to the first half of a year. While there is no way of assuring that this pattern will continue, the Company has no reason to believe that construction industry patterns will change in the foreseeable future.

The Company believes that the cash flow generated by its operations, together with borrowings under the Revolving Credit Facility, should be sufficient to fund its cash needs during the balance of the year.

Part II.   Other Information
           -----------------
Item 1. Incorporated by reference to Note C, Litigation and Other Contingencies, in Part I of this report.

Item 2-5. All items are either inapplicable or would be responded to in the negative.

Item   6.  Exhibits and Reports on Form 8-K.

           (a) The exhibits as shown in the Index of Exhibits on page 13 are filed as a part of this report.

           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           OVERHEAD DOOR CORPORATION
                           -------------------------
                                  (Registrant)



Date:  May 10, 1996              By:  /s/  John C. Macaulay
      -----------------------         -----------------------------------------
                                           John C. Macaulay
                                           Vice President/Controller
                                           (Chief Accounting Officer)



                                 By:  /s/  James F. Brum
                                      ------------------------------------------
                                           James F. Brum
                                           Executive Vice President
                                           (Chief Financial Officer)

                            EXHIBIT INDEX

Exhibit                                                      Sequential
Number                         Exhibit                       Page Number
- - -------                        -------                       -----------
10.1       Employment Agreement dated as of March 27, 1996,      14
           with John Venema

                             EMPLOYMENT AGREEMENT
                             --------------------


  This is an Employment Agreement dated as of March 27, 1996 between OVERHEAD DOOR CORPORATION, an Indiana corporation, the principal place of business of which is in Dallas, Texas (the "Company") and JOHN VENEMA ("Employee").

  The Company and Employee hereby agree as follows:

  1.  EMPLOYMENT AND TERM.
      -------------------

  The Company hereby employs Employee, and Employee hereby accepts and agrees to such employment, for a term commencing March 27, 1996, and terminating March 26, 1998. Employee shall have the title of Senior Vice President Marketing & Market Development with such duties as may be properly assigned to him from time to time by the Board of Directors, the Chief Executive Officer or the President. The services required of Employee hereunder shall be those usually and customarily performed in the position assigned to Employee from time to time and shall be reasonable in terms of usual business practice. During the term of this Agreement, Employee shall not render services to anyone other than the Company and will devote his full business time, attention and best efforts to the business of the Company and to the fulfillment of the duties and responsibilities as may be delegated to him from time to time. The preceding sentence shall not prevent Employee from acting as a director of other corporations with the consent of the Company's Board of Directors. This Employment Agreement may be extended for an additional term or terms upon the mutual written agreement of the Company and the Employee.

  2.  COMPENSATION.
      ------------

  (a) The Company shall pay the Employee, in twice monthly payments, a base salary of $185,000 per annum. Employee's base salary shall be subject to an annual review and adjustment in accordance with the Company's normal salary review procedures for its senior executive management.

  (b) Employee shall be eligible to participate in the Company's Bonus Plan, in accordance with the Bonus Plan terms and procedures, consistent with the Company's practice for its senior executive management. Employee's bonus potential shall be up to 75% of annual base salary based on the achievement of budgeted objectives and achievement of other specific identified annual objectives within Employee's areas of responsibility as such objectives are set by the Company's Chief Executive Officer. In accordance with the Company's normal practices, Employee must be employed by the Company at the time bonuses are paid with respect to any particular year in order to be eligible for a bonus with respect to such year.

  3.  FRINGE BENEFITS.
      ---------------

  (a) Employee shall be entitled to participate in the Company's benefit and pension plans listed on Exhibit A hereto. Nothing herein shall be deemed to prevent the Company from modifying or discontinuing any benefit or pension plan, provided that in the event that, after the date hereof, the

Company replaces any of the benefit or pension plans on Exhibit A hereto with new plans or adds additional plans which are available to other senior officers of the company, then Employee shall be entitled to participate in any such replacement or additional plans. The Company shall also reimburse Employee for any amounts paid by Employee to his former employer under COBRA to retain his prior medical insurance benefits until Employee and his family are eligible for the Company's medical benefit plan.

  (b) Employee shall be provided with (i) either a car allowance of $600 monthly or a Company approved leased car, (ii) reimbursement for athletic club membership (if requested and used), (iii) reimbursement for approved country club monthly dues, but not the initiation fee (up to a maximum of $15,000 per year for such athletic and country club combined), (iv) reimbursement for reasonable assistance from Ernst & Young with tax planning relating to Employee's prior moves to and from Singapore, and (v) an annual physical, each in a manner consistent with the Company's practices for senior officers and in accordance with the Company's usual procedures.

  4.  RELOCATION EXPENSES.
      --------------------

  Employee shall be provided a moving cost reimbursement for his reasonable and necessary expenses incurred in relocating to Dallas, Texas, in accordance with the Company's Standard Operating Procedures. In addition to the relocation benefits under the Company's Standard Operating Procedures, the Company agrees to reimburse Employee for each of the following expenses:

      (i) Employee's three month rental subsidy in Singapore, up to a total maximum of $17,850, to the extent not paid by the Employee's former employer;

      (ii) Employee's temporary living expenses in Dallas, Texas through June, 1996, consistent with the Company's practices for other transferred senior officers;

      (iii) Employee's cost of relocating his dog from Singapore to Dallas, Texas;

      (iv) Employee's cost of his daughter's second term at school in Singapore, up to a maximum of $3,500, to the extent not paid by Employee's former employer; and

      (v) Employee's American Club membership cost, up to a maximum of $3,200, to the extent not paid by Employee's former employer.

  5.  OPTIONS.
      -------

  Subject to the achievement during 1996 of specific objectives within Employee's area of responsibility, on or about January 1, 1997, Employee will be awarded an additional option to purchase 37,500 shares of the common stock of Overhead Door Incorporated, which option will be evidenced by an Option Agreement having the same terms and conditions as those contained in the Option Agreement evidencing the option to purchase 37,500 of such shares entered into with Employee substantially concurrently herewith. In the event that, prior to January 1, 1997, any of Employee's current options vest due to sales of Publicly Sold Shares or Privately Sold Shares as defined in said Option Agreement, then the above additional option shall be awarded early, on the date of such vesting, and such additional option shall be vested to the same extent as Employee's current options so vest.

  6.  TERMINATION.
      -----------

  Notwithstanding the foregoing or any other provision of this Employment Agreement, the Company may terminate the employment of Employee without further obligation to Employee (i) if Employee shall commit an act of dishonesty, gross incompetency or intentional or willful misconduct, which act occurs in the course of Employee's performance of his duties as an employee or (ii) in accordance with paragraph 9 by reason of Employee's incapacity. This Employment Agreement shall terminate automatically upon the death of Employee at any time during the term hereof. If the Company terminates the employment of Employee during the term hereof for any reason other than those stated hereinabove in this paragraph 6, it is agreed that Employee shall be entitled to the following payments and benefits as liquidated damages: (i) continuation of Employee's base salary for the remainder of the term of this Agreement, and (ii) continuation of coverage by the Company's medical and life insurance plans for the period of twelve months after such termination; provided, however, that if Employee should enter into other employment, his right to salary continuation from the Company shall be diminished to the extent of his new salary from such other employment, and his participation in such benefit plans of the Company shall cease to the extent of his coverage by his new employer's plans.


  7.  VACATION.
      --------

  Employee shall be entitled to an annual vacation of 15 working days (without deduction in salary or other compensation or benefits). Such vacation shall be taken at such time or times as may be convenient to the operations of the Company and shall be consistent with prevailing vacation policies of the Company.

  8.  REIMBURSEMENT OF EXPENSES.
      -------------------------

  Employee will be reimbursed for his reasonable and necessary business and traveling expenses in accordance with the Company's policies in effect from time to time.

  9.  INCAPACITY.
      ----------

  If any non-performance by Employee under this Employment Agreement is due to the incapacity of Employee, and such condition is not cured within 180 days of the first incurrence of such incapacity, the Company may terminate this Employment Agreement. The term "incapacity" shall mean any material physical, mental or other disability rendering Employee incapable of substantially performing his services hereunder. In the event of any dispute between the Company and Employee as to whether Employee is incapacitated as defined herein, the determination of whether Employee is so incapacitated shall be made by an independent physician selected by the Company's Board of Directors and the decision of such physician shall be binding upon the Company and Employee.

  10.  TRADE SECRETS AND EMPLOYMENT OF COMPANY EMPLOYEES.
       -------------------------------------------------

  (a) Without the Company's prior written consent, Employee shall not disclose or use at any time, either during or subsequent to his employment by the Company, any material secret or confidential information, whether or not patentable or copyrightable, belonging to the Company of which Employee becomes informed during his employment, whether or not developed by Employee, except as required by Employee's duties to the Company. Such material secrets or confidential information shall in any event, without limitation, include:

        (1) The names of any or all of the customers of the Company.

        (2) Prices and terms charged to customers.

        (3) Prices at which merchandise is purchased by the Company.

        (4) Any aspects of advertising or merchandising.

        (5) Any information relating to the Company's financial systems and operations, or any part thereof, and any information relating to the Company's administration and operations or any part thereof.

  (b) During the term of Employee's employment with the Company and for a period of three (3) years from the date of termination of such employment for whatever reason, Employee shall not, directly or indirectly:

        (1) Induce or attempt to induce away, or aid, assist or abet any other party or person in inducing or attempting to induce away, from his or her employment with the Company any other employee of the Company.

        (2) Take away or attempt to take away, or aid, assist or abet any other party or person in taking away or attempting to take away, any customers of the Company who were such customers at the date of termination of employment with the Company.

  11.  NONCOMPETITION.
       --------------

  During the term of employment with the Company and for a period of three (3) years from the date of termination of such employment, Employee will not, anywhere in the United States, engage, directly or indirectly, whether individually or as a member of a partnership or an officer, director, investor, stockholder, employee or consultant of a corporation or of any other person, partnership or other entity, in a business which competes with any line of business of the Company on the date of termination of such employment. The ownership of Employee of three (3) percent or less of the outstanding stock of any corporation engaged in any such competitive business, but whose stock is listed on a national securities exchange or actively traded in the over-the-counter market, shall not be deemed a violation by Employee of this paragraph 11 provided that Employee shall not be an officer, director or employee of, or a consultant to, such corporation. Notwithstanding the foregoing, the provisions of this paragraph 11 shall not be applicable if (but only if) Employee's employment is terminated by the Company in breach of this Employment Agreement, or if this Agreement (or any renewal hereof) expires (without any prior termination having occurred) without the Company having offered to renew the Agreement on substantially the same terms then in effect for any additional term of at least one year.

  In the event that for any reason there should be a determination by a court of competent jurisdiction that the provisions of this paragraph 11 are too broad or unreasonable or unenforceable as such, such provisions shall be deemed modified, and fully enforceable as so modified, to the extent that such a court would find them to be fair, reasonable and enforceable under the circumstances.

  12.  ENTIRE AGREEMENT.
       ----------------

  This Employment Agreement (a) contains the entire agreement concerning employment arrangements between the Company and Employee, (b) supersedes and replaces any previously dated agreement relating to such employment and (c) may not be changed except by a writing signed by the party against whom the enforcement of any waiver, change, extension, modification or discharge is sought.

  13.  NOTICES.
       -------

  Any notice required or permitted to be given under this Employment Agreement shall be sufficient if in writing, and sent by registered or certified mail, in the case of the Employee to 28 Leonie Hill, #18-30, Singapore 239227; in the case of the Company, to Post Office Box 809046, Dallas, Texas 75380-9046,
Attention: General Counsel, or to any subsequent address as such party properly advises the other.

  14.  ASSIGNMENT.
       ----------

  This Employment Agreement shall inure to the benefit of, and shall be binding upon, the Company, its successors and assigns, and Employee, his heirs, personal representatives and permitted assigns, but may not be assigned by Employee without the Company's prior written consent.

  15.  SEVERABILITY.
       ------------

  In the event any term, paragraph or provision of this Employment Agreement or its application to any circumstances shall to any extent be deemed invalid or unenforceable, the remainder of this Employment Agreement shall be valid and enforceable to the fullest extent permitted by law.

  IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the date first above written.

                                    OVERHEAD DOOR CORPORATION

                                    By: Brian J. Bolton
                                        ---------------------------------------
                                    Title:  Chairman and CEO
                                           ------------------------------------


                                    /s/ John Venema
                                    -------------------------------------------
                                    JOHN VENEMA

                                 EXHIBIT A


1. Overhead Door Corporation Group Insurance Plan (life, health, and dental),

2. Personal Accident Insurance Plan for Salaried Employees,

3. Overhead Door Corporation Group Welfare Benefit (long-term disability),

4. Short-Term Disability for Salaried Employees,

5. Group Universal Life Insurance Program,

6. Overhead Door Corporation Salaried Employees Pension Plan,

7. MAP-- Overhead Door Corporation Money Accumulation Plan (401k).