Form 10-Q
period 1996-06-30
OVERHEAD DOOR CORP /IN/
filed 1996-08-14
CIK 891312

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                    Commission File Number
    June 30, 1996                                                0-23752

                           OVERHEAD DOOR CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

       INDIANA                                                  35-0564120
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification Number)


6750 LBJ Freeway                                                   75240
Dallas, Texas                                                   (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:               (214) 233-6611

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

There were 1,000 shares of the Registrant's Common Stock, $1 par value, outstanding as of August 2, 1996.

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES


Part I Financial Information
       ---------------------

  Item 1.   Financial Statements (unaudited)
            --------------------

            Condensed Consolidated Statements of Operations -     3
            Three months ended June 30, 1996 and 1995, and six months ended June 30, 1996 and 1995.

            Condensed Consolidated Statements of                  4
            Financial Condition - June 30, 1996
            and December 31, 1995.

            Condensed Consolidated Statements of                  5
            Cash Flows - Six months ended
            June 30, 1996 and 1995.

            Notes to Condensed Consolidated Financial             6
            Statements.


  Item 2.   Management's Discussion and Analysis of               10
            Financial Condition and Results of Operations
            ---------------------------------------------


Part II Other Information                                         12
        -----------------

Signatures                                                        12

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


(In thousands, except                             Three Months           Six Months
 per share data)                                 Ended June 30,        Ended June 30,
                                              -------------------   -------------------
                                                1996       1995       1996       1995
                                              --------   --------   --------   --------

Net Sales                                     $139,758   $132,025   $266,000   $258,199

Costs and Expenses
  Cost of products sold                        111,032    106,836    213,341    208,935
  Selling, general & administrative             16,754     15,615     33,213     30,795
  Amortization                                   2,000      2,046      3,999      4,085
                                              --------   --------   --------   --------
         Total Costs and Expenses              129,786    124,497    250,553    243,815
                                              --------   --------   --------   --------
Operating Income                                 9,972      7,528     15,447     14,384

Interest Expense                                (6,542)    (7,363)   (13,244)   (14,643)
Other Income (Expense), Net                       (959)       (97)    (1,433)      (457)
                                              --------   --------   --------   --------

Income (Loss) Before Income Taxes                2,471         68        770       (716)
Income Tax Expense                              (1,052)      (463)      (294)      (637)
                                              --------   --------   --------   --------
Net Income (Loss)                             $  1,419   $   (395)  $    476   $ (1,353)
                                              ========   ========   ========   ========

Net Income (Loss) Per Common Share            $  1,419   $   (395)  $    476   $ (1,353)
                                              ========   ========   ========   ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                June 30,    December 31,
(in thousands except number of shares and per share data)         1996          1995
                                                               -----------  ------------
                                                               (Unaudited)   (See Note)
ASSETS
Current Assets
 Cash and cash equivalents                                       $    235     $  2,604
 Notes and accounts receivable, less allowances
 (1996-$5,434; 1995-$5,824)                                        88,666       90,914
 Inventories, net                                                  78,995       81,037
 Prepayments and other current assets                               7,448        7,569
                                                                 --------     --------
  Total Current Assets                                            175,344      182,124

Property, Plant and Equipment
 Land and buildings                                                48,106       48,094
 Machinery and equipment                                           67,018       66,757
 Construction in progress                                           4,047        2,458
 Accumulated depreciation                                         (48,852)     (43,862)
                                                                 --------     --------
  Total Property, Plant and Equipment                              70,319       73,447

Cost in excess of net assets of businesses acquired,
 less amortization (1996-$13,601; 1995-$11,559)                   148,412      150,454
Other assets                                                       68,355       69,405
                                                                 --------     --------
                                                                 $462,430     $475,430
                                                                 --------     --------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                                $ 54,201     $ 71,815
 Accrued liabilities                                               26,266       30,408
 Current maturities of long-term debt                              17,560       15,077
                                                                 --------     --------
  Total Current Liabilities                                        98,027      117,300

Long-term Debt, Less Current Maturities                           217,326      209,730
Deferred Income Taxes                                              33,923       35,287
Other Long-term Liabilities                                        11,390       11,831
                                                                 --------     --------
  Total Noncurrent Liabilities                                    262,639      256,848

Shareholder's Equity
 Common stock, par value $1 per share;
  1,000 shares authorized and outstanding                               1            1
 Additional capital                                               100,492      100,492
 Currency translation adjustment                                     (569)        (575)
 Retained earnings                                                  1,840        1,364
                                                                 --------     --------
  Total Shareholder's Equity                                      101,764      101,282
                                                                 --------     --------
                                                                 $462,430     $475,430
                                                                 --------     --------

NOTE: The condensed consolidated statement of financial condition at December 31, 1995 has been derived from the audited financial statements at that date.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
(in thousands)                                              1996       1995
                                                          --------   --------
OPERATING ACTIVITIES

Income (Loss) from Operations                             $    476   $ (1,353)
   Adjustments to reconcile net income (loss) to
    net cash flows used for operating activities:
     Depreciation and amortization                           9,003      8,843
     (Increase) in net operating assets                    (19,795)   (15,405)
                                                          --------   --------

Net Cash Flows Used for Operating Activities               (10,316)    (7,915)

INVESTING ACTIVITIES

  Proceeds from sale of a business                             998          -
  Proceeds from sales of property, plant
   and equipment                                                 3          6
  Expenditures for property, plant and equipment            (1,973)    (3,632)
  (Increase) in other assets                                  (905)      (328)
                                                          --------   --------

Net Cash Flows Used for Investing Activities                (1,877)    (3,954)

FINANCING ACTIVITIES
  Net proceeds from long-term borrowings on revolver        13,900     14,500
  Net proceeds from other long-term borrowings                   -        150
  Principal payments on long-term debt                      (3,821)    (6,176)
  Additional capital contribution                                -          7
                                                          --------   --------

Net Cash Flows Provided by Financing Activities             10,079      8,481


EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (255)         -
                                                          --------   --------

Decrease in Cash and Cash Equivalents                       (2,369)    (3,388)

CASH AND CASH EQUIVALENTS
 Beginning of period                                         2,604      4,477
                                                          --------   --------
 End of period                                            $    235   $  1,089
                                                          ========   ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)


  Note A - Basis of Presentation
  ------------------------------

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


  Note B - Inventories
  --------------------

  Substantially all inventories are valued on the LIFO method. The accounting records for any interim period do not reflect inventory values as between raw materials, work-in-process and finished goods. The June 30, 1996 amounts represent an estimated breakdown between raw materials, work-in-process, and finished goods inventories, based upon each category's proportionate share at December 31, 1995. The cost of material included in cost of products sold during the interim periods is determined by using estimated material cost rates. Inventories are classified as follows:

                                      June 30,   December 31,
                                        1996         1995
                                      --------   ------------
                                           (in thousands)
  At current cost:
    Raw materials                      $36,866      $38,420
    Work in process                     17,589       18,330
    Finished goods                      28,283       29,475
                                       -------      -------
                                        82,738       86,225
  Excess of current cost over LIFO      (3,743)      (5,188)
                                       -------      -------

  Inventories, net                     $78,995      $81,037
                                       =======      =======

  Current cost of inventories is determined using the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost.

Note C.  Litigation and Other Contingencies
- -------------------------------------------

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

The Company is a defendant in a number of lawsuits in which damages are sought for property damage alleged to have been caused or contributed to by aluminum windows manufactured by Premier Products, a former division of the Company which was divested in 1989. At June 30, 1996, 57 such cases were pending, all of which are venued in state courts in California. The cases typically involved multi-family residences. The general contractor and all subcontractors who were originally involved in the construction of these residences, including the Company, are typically joined as defendants or cross-defendants. The suits allege various theories of liability, including negligence and contract under California's ten year construction defect statute of limitations. The Company denies liability in each of the lawsuits.

The Company is a defendant in a lawsuit filed in May 1995, in the United States District Court for the Central District of California, which alleges that certain revolving doors manufactured by the Company's Horton Automatics division infringe four patents owned by a competitor of Horton. The parties have reached a tentative settlement which, if finalized, would not have a material adverse effect on the Company's results of operations or financial condition.

The Company filed a Complaint for Declaratory Judgment in August 1995, in the United States District Court for the Northern District of Texas against The Chamberlain Group, Inc. The Complaint requests a declaratory judgment that a new line of residential garage door openers which the Company has recently introduced does not infringe a particular patent owned by Chamberlain. Chamberlain has filed a counterclaim against the Company alleging that such openers do infringe its patent and that such infringement is willful. An injunction and unspecified damages are requested.

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

The Company is self-insured with respect to a portion of its potential losses relating to product and general liability and workers' compensation claims. The Company is responsible for the first $0.5 million of loss related to each product or general liability claim and the first $0.3 million of loss related to each worker's

- -------------------------------------------------------

compensation claim. Third-party insurance, up to $50.0 million, is maintained for losses in excess of these amounts. The Company maintains reserves for anticipated self insurance losses.

Although the results of any litigation or claims cannot be predicted with certainty, management believes that the outcome of pending litigation and claims, when considered in conjunction with self insurance reserves established therefore ($14.1 million at December 31, 1995 and $14.6 million at June 30,
1996) will not have a material adverse effect on the Company's results of operations or financial condition.

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

Due to all the foregoing uncertainties, it is not possible at this time to determine what the Company's future liability (if any) in connection with this site will be. However, with the limited information currently available, the Company estimates that its liability at this site could be between $1.5 million and $6.0 million depending on the type and scope of the remediation, the number of responsible parties and how the liability is shared. Any such liability to the Company would probably be payable over three to five years. For the foregoing reasons, the Company has created a reserve for environmental liabilities for the site of $1.5 million. This reserve may need to be changed from time to time as more information becomes available, and there can be no assurance that the existing reserves will be adequate for the intended purpose. After consideration of this reserve, the

- -------------------------------------------------------

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

As of December 31, 1995 and June 30, 1996, accounts receivable from companies in the construction industry totaled $81.6 million and $79.4 million, respectively. The Company extends credit and requires collateral, if necessary, based on the evaluation of each customer's financial condition. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Note D - Income Taxes
- ---------------------

The principal differences between the U.S. federal income tax rate and the Company's effective income tax rate for the six months ended June 30, 1996 are state income taxes and amortization of goodwill.

At June 30, 1996, the total deferred tax liability for taxable temporary differences was $44.4 million and the total deferred tax asset for deductible temporary differences and operating loss carryforwards was $15.5 million net of a $2.3 million valuation allowance. The net noncurrent deferred tax liability totaled $33.9 million and the net current deferred tax asset which is included in Prepayments and Other Current Assets totaled $5.0 million.

Note E  -  Subsequent Event
- ---------------------------

On July 18, 1996, all of the outstanding common stock of Overhead Door Incorporated, a privately held Indiana corporation ("ODI"), the Company's parent, was acquired (the "Acquisition") by Sanwa Shutter Corporation of Japan ("Sanwa"). The total consideration paid or assumed was approximately $710 million, including $470 million in cash to acquire ODI's common stock, options, and warrants and to redeem its preferred stock. The Acquisition will be accounted for by the purchase method of accounting. Sanwa also caused ODC to refinance its outstanding bank debt of approximately $155 million including accrued interest. Sanwa USA Inc. ("Sanwa USA"), a newly formed Delaware corporation which is wholly owned by Sanwa and which now holds all of the common stock of ODI, loaned to the Company the amounts necessary to fully repay and terminate the Credit Agreement which had represented all of the Company's outstanding bank debt, in accordance with the terms of a new Loan Agreement between Sanwa USA and the Company. The Loan Agreement also covers any future revolving loans which may be made to the Company for working capital purposes. ODC's $85 million of 12.25% Unsecured Senior Notes due February 1, 2000, remained outstanding on the Acquisition date. Noteholders have the right to put their notes to ODC at a price of 101% during a certain period following the Acquisition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Net sales during the first six months of 1996 increased by $7.8 million (or 3.0%) to $266.0 million from $258.2 million for the same period in 1995. Upward acting door and door opener sales increased due to higher volume and to a lesser extent higher selling prices. These increases along with volume increases in automatic pedestrian entrances were partially offset by lower sales of vehicular products and loading dock equipment.

Gross profit increased by $3.4 million (or 6.9%) from $49.3 million in the first six months of 1995 to $52.7 million for the same period in 1996. As a percentage of net sales, gross profit increased to 19.8% in 1996 from 19.1% in 1995. As the result of a LIFO inventory liquidation, approximately $1.0 million of income was recognized in the second quarter of 1996. Higher volume, selected price increases and stable material costs were additional factors contributing to this improvement. For interim reporting purposes, the cost of material included in cost of products sold during the interim periods is determined using estimated material cost rates and the results from physical inventories taken during all quarters of the year.

Operating income for the first six months of 1996 was $15.4 million, an increase of $1.0 million from the $14.4 million reported in 1995. The improved gross profit noted above was offset by higher selling, general and administrative expenses.

Interest expense decreased to $13.2 million in the first six months of 1996 from $14.6 million for the same period in 1995. The decrease is mainly due to the lower remaining balance on the term loans. Other expense increased to $1.4 million for the first six months of 1996 from $0.5 million in 1995, due mainly to the write-off of the remaining costs related to a potential public offering which is no longer anticipated because of the acquisition of the company by Sanwa Shutter Corporation on July 18, 1996 (See Note E).

The provision for income taxes of $0.3 million in 1996 compares to a provision of $0.6 million in 1995. The 1996 provision is based on the estimated effective tax rate for the year while the 1995 tax provision was calculated on the actual effective rate for the first six months of 1995.

See Note C of Notes to Condensed Consolidated Financial Statements for disclosure on Litigation and Other contingencies.

Financial Condition
- -------------------

The Company used a Revolving Credit Facility to help fund seasonal cash flow requirements. The outstanding balance of the Revolving Credit Facility at June 30, 1996 was $42.9 million. Availability under the Revolving Credit Facility at June 30, 1996 was $27.0 million. Due to the seasonal nature of the Company's business, borrowings to fund working capital needs generally increase beginning late in the second quarter and begin to decline late in the fourth quarter. Effective September 30, 1994, the Company purchased a two year interest rate cap to cover the notional principal amounts of its floating rate debt with the LIBOR rate capped at 7.0%. In the first six months of 1996, prior to the acquisition by Sanwa, the Company repaid $3.8 million of bank term loans. (See Note E regarding new credit agreements since the acquisition.)

Capital expenditures totaled $2.0 million in the first six months of 1996, a $1.6 million decrease over the same period in 1995. Last year's capital expenditures included a new commercial operator facility and equipment for a new retail product.

For the six months ended June 30, 1996, net cash flows used for operating activities totaled $10.3 million compared with $7.9 million for the first six months of 1995. The higher use of funds in 1996 was mainly to reduce accounts payable levels. The Company has a historical seasonal pattern of improved results over the last half of a calendar year when compared to the first half of a year. While there is no way of assuring that this pattern will continue, the Company has no reason to believe that construction industry patterns will change in the foreseeable future.

The Company believes that the cash flow generated by its operations, together with borrowings under credit agreements (see Note E), should be sufficient to fund its cash needs during the balance of the year.

Part II.                                 Other Information
                                         -----------------

Item 1. Incorporated by reference to Note C, Litigation and Other Contingencies, in Part I of this report.

Item 2-5. All items are either inapplicable or would be responded to in the negative.

Item      6.  Exhibits and Reports on Form 8-K.

              (a) The exhibits as shown in the Exhibit Index on page 13 are filed as part of this report.

              (b)   (i)  On July 1, 1996, the Company filed a Report on Form 8-K reporting that Sanwa Shutter Corporation ("Sanwa") of Japan and Overhead Door Incorporated ("ODI"), the Company's parent, had entered into an agreement for Sanwa to acquire all of ODI's common stock.

                    (ii) On July 18, 1996, the Company filed a Report on Form 8-
                         K reporting that the previously announced sale of all of ODI's common stock to Sanwa had been closed.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           OVERHEAD DOOR CORPORATION
                           -------------------------
                                 (Registrant)



Date:  August 12, 1996               By: /s/ John C. Macaulay
      -----------------                  ---------------------------------------
                                         John C. Macaulay
                                         Vice President/Controller
                                         (Chief Accounting Officer)



                                     By: /s/ James F. Brum
                                         ---------------------------------------
                                         James F. Brum
                                         Executive Vice President
                                         (Chief Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                                                              SEQUENTIAL
NUMBER                              EXHIBIT                          PAGE NUMBER
- -------                             -------                          -----------

10.1                  Loan Agreement dated as of July 18,
                      1996, by and between Sanwa USA Inc.
                      and Overhead Door Corporation.                      14