Form 10-Q
period 1996-09-30
OVERHEAD DOOR CORP /IN/
filed 1996-11-14
CIK 891312

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
 September 30, 1996                                        0-23752

                           OVERHEAD DOOR CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

       INDIANA                                                 35-0564120
(State of Incorporation)                                    (I.R.S. Employer
                                                          Identification Number)


6750 LBJ Freeway                                                  75240
Dallas, Texas                                                 (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:               (972) 233-6611

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

There were 1,000 shares of the Registrant's Common Stock, $1 par value, outstanding as of November 8, 1996.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES



Part I  Financial Information
        ---------------------
        Item 1.   Financial Statements (unaudited)
                  --------------------------------

                  Condensed Consolidated Statements of Operations   3
                  Successor Company - period from July 18, 1996
                  to September 30, 1996
                  Predecessor Company - period from July 1, 1996
                  to July 17,1996
                  and period from July 1, 1995 to September 30,
                  1995
                  Combined - period from July 1, 1996 to
                  September 30, 1996

                  Condensed Consolidated Statements of Operations   4
                  Successor Company - period from July 18, 1996
                  to September 30, 1996
                  Predecessor Company - period from January 1,
                  1996 to July 17, 1996
                  and period from January 1, 1995 to September
                  30, 1995
                  Combined - period from January 1, 1996 to
                  September 30, 1996

                  Condensed Consolidated Statements of Financial    5
                  Condition
                  Successor Company - September 30, 1996
                  Predecessor Company - December 31, 1995

                  Condensed Consolidated Statements of Cash Flows   6
                  Successor Company - period from July 18, 1996
                  to September 30, 1996
                  Predecessor Company - period from January 1,
                  1996 to July 17, 1996
                  and period from January 1, 1995 to September
                  30, 1995

                  Notes to Condensed Consolidated Financial         7
                  Statements

        Item 2.   Management's Discussion and Analysis of          12
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Part II  Other Information                                         14
         -----------------
Signatures                                                         14

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                               Successor         Predecessor          Combined            Predecessor
(In thousands, except                     -------------------  ----------------  -------------------  -------------------
per share data)                               Period from        Period from         Period from          Period from
                                           July 18, 1996 to    July 1, 1996 to     July 1, 1996 to      July 1, 1995 to
                                          September 30, 1996    July 17, 1996    September 30, 1996   September 30, 1995
                                          -------------------  ----------------  -------------------  -------------------
Net Sales                                           $127,696          $ 15,621             $143,317             $137,872

Costs and Expenses
   Cost of products sold                             102,597            14,646              117,243              110,322
   Selling, general & administrative                  14,028             3,153               17,181               15,390
   Compensation expense                                                 35,640               35,640
   Amortization                                        4,153               366                4,519                2,052
                                                    --------          --------             --------             --------
          Total Costs and Expenses                   120,778            53,805              174,583              127,764
Operating Income (Loss)                                6,918           (38,184)             (31,266)              10,108

Interest Expense                                      (4,900)          (19,564)             (24,464)              (7,165)
Other Income (Expense), Net                           (1,233)             (280)              (1,513)                (214)
                                                    --------          --------             --------             --------

Income (Loss) Before Income Taxes                        785           (58,028)             (57,243)               2,729
Income Tax Expense (Benefit)                             369           (22,149)             (21,780)               1,539
                                                    --------          --------             --------             --------
Net Income (Loss)                                   $    416          $(35,879)            $(35,463)            $  1,190
                                                    ========          ========             ========             ========

Net Income (Loss) Per Common Share                  $    416          $(35,879)            $(35,463)            $  1,190
                                                    ========          ========             ========             ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                               Successor          Predecessor           Combined            Predecessor
(In thousands, except                     -------------------  ------------------  -------------------  -------------------
per share data)                               Period from         Period from          Period from          Period from
                                           July 18, 1996 to    January 1,1996 to   January 1, 1996 to   January 1, 1995 to
                                          September 30, 1996     July 17, 1996     September 30, 1996   September 30, 1995
                                          -------------------  ------------------  -------------------  -------------------
Net Sales                                           $127,696            $281,621             $409,317             $396,071

Costs and Expenses
   Cost of products sold                             102,597             227,987              330,584              319,257
   Selling, general & administrative                  14,028              36,366               50,394               46,185
   Compensation expense                                                   35,640               35,640
   Amortization                                        4,153               4,365                8,518                6,137
                                                    --------            --------             --------             --------
          Total Costs and Expenses                   120,778             304,358              425,136              371,579
Operating Income (Loss)                                6,918             (22,737)             (15,819)              24,492

Interest Expense                                      (4,900)            (32,808)             (37,708)             (21,808)
Other Income (Expense), Net                           (1,233)             (1,713)              (2,946)                (671)
                                                    --------            --------             --------             --------

Income (Loss) Before Income Taxes                        785             (57,258)             (56,473)               2,013
Income Tax Expense (Benefit)                             369             (21,855)             (21,486)               2,176
                                                    --------            --------             --------             --------
Net Income (Loss)                                   $    416            $(35,403)            $(34,987)            $   (163)
                                                    ========            ========             ========             ========

Net Income (Loss) Per Common Share                  $    416            $(35,403)            $(34,987)            $   (163)
                                                    ========            ========             ========             ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            Successor      Predecessor
                                          --------------  -------------
                                          September 30,   December 31,
(in thousands except number of shares          1996           1995
 and per share data)                      --------------  -------------
                                           (Unaudited)     (See Note)
ASSETS
Current Assets
 Cash and cash equivalents                     $  8,519       $  2,604
 Notes and accounts receivable, less
  allowances
 (1996-$5,424; 1995-$5,824)                      92,057         90,914
 Inventories, net                                85,314         81,037
 Prepayments and other current assets            27,123          7,569
                                               --------       --------
  Total Current Assets                          213,013        182,124

Property, Plant and Equipment
 Land and buildings                              45,245         48,094
 Machinery and equipment                         68,480         66,757
 Construction in progress                         4,765          2,458
 Accumulated depreciation                       (51,780)       (43,862)
                                               --------       --------
  Total Property, Plant and Equipment            66,710         73,447

Cost in excess of net assets of
 businesses acquired,
 less amortization (1996-$3,069;
  1995-$11,559)                                 503,069        150,454
Other assets                                     60,823         69,405
                                               --------       --------
                                               $843,615       $475,430
                                               ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
 Accounts payable                              $ 55,133       $ 71,815
 Accrued liabilities                             25,651         30,408
 Current maturities of long-term debt            21,057         15,077
                                               --------       --------
  Total Current Liabilities                     101,841        117,300

Long-term Debt, Less Current Maturities         228,791        209,730
Deferred Income Taxes                            31,247         35,287
Other Long-term Liabilities                      11,403         11,831
                                               --------       --------
  Total Noncurrent Liabilities                  271,441        256,848

Shareholder's Equity
 Common stock, par value $1 per share;
  1,000 shares authorized and                         1              1
   outstanding
 Additional capital                             469,860        100,492
 Currency translation adjustment                     56           (575)
 Retained earnings                                  416          1,364
                                               --------       --------
  Total Shareholder's Equity                    470,333        101,282
                                               --------       --------
                                               $843,615       $475,430
                                               ========       ========

     NOTE: The condensed consolidated statement of financial condition at December 31, 1995 has been derived from the audited financial statements at that date.

     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Successor        Predecessor          Predecessor
(in thousands)                            ------------------   ------------------   ------------------
                                             Period from          Period from          Period from
                                           July 18, 1996 to    January 1, 1996 to   January 1, 1995 to
OPERATING ACTIVITIES                      September 30, 1996     July 17, 1996      September 30, 1995
                                          ------------------   ------------------   ------------------
Income (Loss) from Operations                       $    416             $(35,403)            $   (163)
  Adjustments to reconcile net income
   (loss) to net cash flows used for
   operating activities.
    Depreciation and amortization                      6,207                9,850               13,302
    (Increase) decrease in net
     operating assets                                (10,890)              83,763              (12,516)
                                                    --------             --------             --------

Net Cash Flows Provided by (Used for)
 Operating Activities                                 (4,267)              58,210                  623


INVESTING ACTIVITIES

  Proceeds from sale of a business                         -                  998                    -
  Proceeds from sales of property,
   plant and equipment                                 1,605                    3                    8
  Expenditures for property, plant and
   equipment                                            (886)              (2,251)              (5,022)
  (Increase) decrease in other assets                   (812)                 396                 (322)
                                                    --------             --------             --------
Net Cash Flows Used for Investing
 Activities                                              (93)                (854)              (5,336)

FINANCING ACTIVITIES
  Net proceeds from long-term
   borrowings on revolver                                  -               17,000               17,000
  Net proceeds from other long-term
   borrowings                                          5,885                    -                  150
  Principal payments on long-term debt                    (2)              (3,822)             (14,799)
  Net contribution (distribution) of
   capital                                                 -              (71,915)                   7
                                                    --------             --------             --------
Net Cash Flows Provided by (Used for)
 Financing Activities                                  5,883              (58,737)               2,358

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   56                 (263)                 (49)
                                                    --------             --------             --------

Increase (Decrease) in Cash and Cash
 Equivalents                                           1,579               (1,644)              (2,404)

CASH AND CASH EQUIVALENTS
 Beginning of period                                   6,940                2,604                4,477
                                                    --------             --------             --------
 End of period                                      $  8,519             $    960             $  2,073
                                                    ========             ========             ========
  SEE NOTES TO CONDENSED CONSOLIDATED
   FINANCIAL STATEMENTS

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

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

 In the opinion of the Registrant, all adjustments, which are of a normal recurring nature, necessary to present the information fairly have been made. The results of operations for such interim periods are not necessarily indicative of results for a full year. The combined results of operations are presented for comparative purposes and represent the sum of the results of operations for the successor and predecessor companies for each respective period. These combined results of operations may not be indicative of the actual results of operations had the acquisition been consumated at the beginning of each respective period.

 Certain amounts in the prior years' financial statements have been reclassified to conform to the current presentation.

 Note B - Acquisition
 --------------------

 On July 18, 1996, all of the outstanding common stock of Overhead Door Incorporated, a privately held Indiana corporation ("ODI"), the Company's parent, was acquired (the "Acquisition") by Sanwa Shutter Corporation, Tokyo, Japan ("Sanwa"). Sanwa USA Inc. ("Sanwa USA"), a newly formed Delaware corporation which is wholly owned by Sanwa, now holds all of the common stock of ODI. The total consideration paid or assumed was approximately $710 million, including $470 million in cash to acquire ODI's common stock, cancel options and warrants, and to redeem its preferred stock.

 The Acquisition was accounted for by the purchase method of accounting using an estimated goodwill adjustment. The adjustments of assets and liabilities to their fair value will be recorded in the fourth quarter. The Company refinanced its outstanding bank debt of approximately $154 million including accrued interest. Sanwa USA loaned to the Company the amounts necessary to fully repay and terminate the Credit Agreement which had represented all of the Company's outstanding bank debt, in accordance with the terms of a new bridge Loan Agreement between Sanwa USA and the Company (See Note F). With the change in control, the Company's $85 million of 12.25% Unsecured Senior Notes due February 1, 2000, were callable for a period of time following the Acquisition. This period has expired and all of the notes remain outstanding at September 30, 1996.

 Note C - Inventories
 --------------------

 Substantially all inventories are valued on the LIFO method. The accounting records for any interim period do not reflect inventory values as between raw materials, work-in-process and finished goods. The September 30, 1996 amounts represent an estimated breakdown between raw materials, work-in-process, and finished goods inventories, based upon each category's proportionate share at December 31, 1995. The cost of material included in cost of products sold during the interim periods is determined by using estimated material cost rates. Inventories are classified as follows:

                                        September 30,  December 31,
                                            1996           1995
                                        -------------  -------------
                                               (in thousands)
    At current cost:
      Raw materials                           $38,014       $38,420
      Work in process                          18,136        18,330
      Finished goods                           29,164        29,475
                                              -------       -------
                                               85,314        86,225
    Excess of current cost over LIFO                -        (5,188)
                                              -------       -------

    Inventories, net                          $85,314       $81,037
                                              =======       =======

    Current cost of inventories is determined using the first-in, first-out
    (FIFO) method of inventory accounting, which approximates current cost.

 Note D  Litigation and Other Contingencies
 ------------------------------------------

 The Company is a defendant in four lawsuits in which the plaintiffs seek damages for personal injuries alleged to have been incurred in handling "Jifflox" converter dollies previously manufactured by the Company. These converter dollies are used to connect truck trailers in tandem. As a result of a separate product line divestiture and the resultant closing of the manufacturing facility where that product and the Jifflox converter dollies were manufactured, Jifflox production was discontinued in the second quarter of 1987. The plaintiffs are truck drivers or truck yard employees who allege they have suffered personal injuries in moving a Jifflox dolly. The lawsuits allege various theories of liability, including negligence, warranty, failure to warn and strict liability. The lawsuits allege that Jifflox dollies are defectively designed so as to preclude safe maneuvering in truck yards or that they are too heavy or that they do not contain adequate warnings against misuse. Unspecified damages are claimed. The Company denies liability in each of the lawsuits.

 The Company is a defendant in a number of lawsuits in which damages are sought for property damage alleged to have been caused or contributed to by aluminum windows manufactured by Premier Products, a former division of the Company which was divested in 1989. At September 30, 1996, 53 such cases were pending, all of which are venued in state courts in California. The cases typically involved multi-family residences. The general contractor and all subcontractors who were originally involved in the construction of these residences, including the Company, are typically joined as defendants or cross-defendants. The suits allege various theories of liability, including negligence and contract under California's ten year construction defect statute of limitations. The Company denies liability in each of the lawsuits.

-------------------------------------------------------

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

Although the results of any litigation or claims cannot be predicted with certainty, management believes that the outcome of pending litigation and claims, when considered in conjunction with self insurance reserves established therefore ($14.1 million at December 31, 1995 and $15.7 million at September 30,
1996) will not have a material adverse effect on the Company's results of operations or financial condition.

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

A preliminary engineering investigation prepared in 1987 for the State of New York estimated that the cost of remediation efforts at this site could range from $24 million to $29 million. However, this estimate, which is nine

-------------------------------------------------------

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

As of December 31, 1995 and September 30, 1996, accounts receivable from companies in the construction industry totaled $81.6 million and $83.8 million, respectively. The Company extends credit and requires collateral, if necessary, based on the evaluation of each customer's financial condition. Credit losses are provided for in the financial statements.

Note E - Income Taxes
---------------------

The principal differences between the U.S. federal income tax rate and the Company's effective income tax rate for the nine months ended September 30, 1996 are state income taxes and amortization of goodwill.

At September 30, 1996, the total deferred tax liability for taxable temporary differences was $43.5 million and the total deferred tax asset for deductible temporary differences and operating loss carryforwards was $23.1 million net of a $2.3 million valuation allowance. The net noncurrent deferred tax liability totaled $31.2 million and the net current deferred tax asset which is included in Prepayments and Other Current Assets totaled $10.8 million.

At September 30, 1996, the company had an estimated net operating loss carryforward of $11,571,000 that expires in 2010.

Note F - Subsequent Event
-------------------------

On October 31, 1996, the company entered into a revolving credit facility in the amount of $45 million with seven banks. In addition, an $8 million swingline facility was established with a bank. Both of these facilities mature on September 28, 2001, and have an interest rate of 35 basis points above the Federal Funds Rate. The Company received $122 million from its parent company, Sanwa USA on October 31, 1996, that was funded by a term debt agreement among seven banks and Sanwa USA maturing on September 28, 2001, at a fixed rate of 6.5%. These facilities were put in place to replace the bridge Loan Agreement referred to in Note B. The company intends to repay Sanwa USA on a maturity schedule that is accelerated from Sanwa USA's repayment schedule with the banks. Currently the Company is paying a fixed rate of 8.22% on its debt to Sanwa USA. Beginning January 1, 1997, the Company will pay a fixed rate of 7.5% on this debt.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales during the first nine months of 1996 increased by $13.2 million (or 3.3%) to $409.3 million from $396.1 million for the same period in 1995. Volume increases in upward acting door and door openers, and automatic pedestrian entrances were partially offset by lower sales of vehicular products and loading dock equipment.

Gross profit increased by $1.9 million (or 2.5%) from $76.8 million in the first nine months of 1995 to $78.7 million for the same period in 1996. As a percentage of net sales, gross profit decreased to 19.2% in 1996 from 19.4% in 1995. As the result of a LIFO inventory liquidation, approximately $1.0 million
of income was recognized in the second quarter of 1996.   The decline in gross
profit percentage is due to direct and indirect labor costs on lower margin sales and start-up costs at the vinyl door facility. For interim reporting purposes, the cost of material included in cost of products sold during the interim periods is determined using estimated material cost rates and the results from physical inventories taken during all quarters of the year.

An operating loss of $15.8 million in the first nine months of 1996 was due to factors related to the Acquisition including the $35.6 million compensation expense for cancellation of stock options and warrants prior to the Acquisition (See Note B). When excluding this compensation expense and increased intangible amortization of $2.2 million following the Acquisition, operating income for the first nine months of 1996 is $22.0 million. This is a $2.5 million decrease from the first nine months of 1995 and is mainly due to higher selling and marketing expenses.

Interest expense of $37.7 million in the first nine months of 1996 included $18.3 million related to the cancellation of stock options held by one of the participants in the Company's prior banking group (See Note B). The remaining $19.4 million in 1996 is lower than the $21.8 million for the first nine months of 1995. Other expense increased to $2.9 million for the first nine months of 1996 from $0.7 million for the same period in 1995 due to higher expenses related to discontinued operations and the write-off of the remaining costs related to a potential public offering which is no longer anticipated because of the Acquisition discussed in Note B.

An income tax benefit of $21.5 million in 1996 compares to a provision of $2.2 million in 1995. The 1996 benefit is based on the estimated effective tax rate for the applicable period while the 1995 tax provision was calculated on the actual effective rate for the first nine months of 1995.

See Note D of Notes to Condensed Consolidated Financial Statements for disclosure on Litigation and Other contingencies.

Financial Condition
-------------------

The Company uses a Revolving Credit Facility to help fund seasonal cash flow requirements. The outstanding balance of the Revolving Credit Facility at September 30, 1996 was $12.0 million. Availability under the Revolving Credit Facility at September 30, 1996 was $7.6 million. Due to the seasonal nature of the Company's business, borrowings to fund working capital needs generally increase beginning late in the second quarter and begin to decline late in the fourth quarter. Prior to the Acquisition, the Company repaid $3.8 million of bank term loans. (See Note B and Note F regarding new credit agreements since the Acquisition.)

Capital expenditures totaled $3.1 million in the first nine months of 1996, a $1.9 million decrease over the same period in 1995. Last year's capital expenditures included a new commercial operator facility and equipment for a new retail product.

For the nine months ended September 30, 1996, net cash flows used for operating activities, excluding acquisition related activity, totaled $14.4 million compared with $0.6 million provided by operations for the first nine months of 1995. The higher use of funds in 1996 was mainly to reduce accounts payable levels. The Company has a historical seasonal pattern of improved results over the last half of a calendar year when compared to the first half of a year. While there is no way of assuring that this pattern will continue, the Company has no reason to believe that construction industry patterns will change in the foreseeable future.

The Company believes that the cash flow generated by its operations, together with borrowings under credit agreements (see Notes B and F), should be sufficient to fund its cash needs during the balance of the year.

Part II.  Other Information
          -----------------

Item 1. Incorporated by reference to Note D, Litigation and Other Contingencies, in Part I of this report.

Item 2-5. All items are either inapplicable or would be responded to in the negative.

Item      6.  Exhibits and Reports on Form 8-K.

              (a) The exhibits as shown in the Index of Exhibits on page 15 are filed as a part of this report.

              (b) No reports on Form 8-K were filed since those reported in the registrant's report on Form 10-Q for the quarter ended June 30, 1996.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           OVERHEAD DOOR CORPORATION
                           -------------------------
                                 (Registrant)



Date: November 12, 1996                 By: /s/ John C. Macaulay
      -----------------                     ---------------------------
                                            John C. Macaulay
                                            Vice President/Controller
                                            (Chief Accounting Officer)



Date: November 12, 1996                 By: /s/ James F. Brum
      -----------------                     ---------------------------
                                            James F. Brum
                                            Executive Vice President
                                            (Chief Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                    SEQUENTIAL
NUMBER              EXHIBIT                               PAGE NUMBER
------              -------                               -----------

10.1                Credit Agreement dated as of October       16
                    31, 1996 among Overhead Door
                    Corporation and The Banks Parties
                    Hereto and The Sakura Bank, Limited
                    as Agent Bank.

10.2                Swingline Credit Agreement dated as        52
                    of October 31, 1996 between Overhead
                    Door Corporation and The Sakura Bank,
                    Limited.