Form 10-K405
period 1996-12-31
OVERHEAD DOOR CORP /IN/
filed 1997-03-31
CIK 891312

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996; OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-23752

                               ----------------

                           OVERHEAD DOOR CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                INDIANA                              35-0564120
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


           6750 LBJ FREEWAY                             75240
             DALLAS, TEXAS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: 972-233-6611

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant is not readily determinable as the Registrant's voting stock is not publicly traded.

  As of March 24, 1997, the Registrant had 1,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS

  Overhead Door Corporation was incorporated under the laws of the State of Indiana in 1923, as a successor to a company which began in 1921, when its founders invented the overhead sectional garage door. All references to the "Company" refer to Overhead Door Corporation and its subsidiaries unless otherwise indicated by the context.

  All the outstanding common stock of the Company is owned beneficially and of record by Overhead Door Incorporated (the "Parent") which was incorporated under laws of the State of Indiana in 1989, and which, through a wholly owned subsidiary, acquired the Company pursuant to a cash tender offer made in 1989. In 1990, the subsidiary was merged with the Company, with the Company being the surviving corporation. The tender offer and merger are herein called the "1990 Acquisition".

  In August 1994, the Company acquired GMI Holdings, Inc. ("Genie"). After such acquisition (the "Genie Acquisition"), Genie has been operating as a wholly owned subsidiary of the Company. See Note C to the Consolidated Financial Statements of the Company.

  In July 1996, all of the outstanding common stock of the Parent was acquired by Sanwa Shutter Corporation, Tokyo, Japan ("Sanwa") (the "Sanwa Acquisition"). Sanwa USA Inc. ("Sanwa USA"), a newly formed Delaware corporation which is wholly owned by Sanwa, now holds all of the common stock of Parent. The financial activities of the Company prior to July 18, 1996 are referred to as those of the "Predecessor" and after July 18, 1996 are referred to as those of the "Successor". See Note B to the Consolidated Financial Statements.

OPERATING GROUPS

  The Company operates through two separate groups: the Door Systems Group, which represented 83% of the Company's 1996 net sales and the Vehicular and Other Products Group, which represented 17% of the Company's 1996 net sales. The Company believes that slightly less than one-half of its 1996 net sales were for commercial and industrial uses, including warehouses, distribution centers, manufacturing facilities, truck doors and loading dock equipment, approximately 39% were ultimately for residential replacement uses and approximately 15% were for new residential construction.

  In 1996, classes of products which accounted for at least 10% of the Company's total net sales from the Door Systems Group were as follows: residential garage doors 17%, residential operators 28% and commercial sectional doors 11%. These percentages for 1996 are consistent with those for 1995 and 1994 (on a pro forma basis for the Genie Acquisition) except that the amount represented by residential door operators in the product mix increased in 1994 and 1995 as a result of the Genie Acquisition.

  No class of products accounted for at least 10% of the Company's total net sales in the Vehicular and Other Products Group for 1996 or 1995. In 1994 upward-acting truck doors accounted for 11%.

  The table below sets forth net sales and operating income (before corporate and interest expense) for the Company's two operating groups for the last three years:

                                SUCCESSOR               PREDECESSOR
                               ------------ -----------------------------------
                                JULY 18 TO   JANUARY 1
                               DECEMBER 31, TO JULY 17, YEAR ENDED DECEMBER 31,
                                   1996        1996        1995        1994
                               ------------ ----------- ----------- -----------
                                                (IN THOUSANDS)
Net Sales
 Door Systems Group..........    $245,742    $230,628      $448,183    $352,346
 Vehicular and Other Products
  Group......................      44,664      50,993       102,844      84,789
                                 --------    --------   ----------- -----------
   Total.....................    $290,406    $281,621      $551,027    $437,135
                                 ========    ========   =========== ===========
Operating Income (before cor-
 porate and interest expense)
 Door Systems Group..........    $ 20,788    $ 16,408   $    44,536 $    38,107
 Vehicular and Other Products
  Group......................       1,742       1,699         6,140       8,904
                                 --------    --------   ----------- -----------
   Total.....................    $ 22,530    $ 18,107   $    50,676 $    47,011
                                 ========    ========   =========== ===========

DOOR SYSTEMS GROUP

  The Door Systems Group manufactures and markets its products under three separate brand names: (i) under its Overhead Door(TM) brand name, the Company manufactures and markets upward acting sectional and rolling doors, electrical door operators and radio remote controls, (ii) under its Genie(R) brand name, electrical door operators, radio remote controls and residential garage doors, and (iii) under its Horton Automatics brand name, automatic sliding, swinging and revolving doors. The Door Systems Group's products are used in new commercial, industrial and residential construction as well as in replacement applications in existing structures.

  Products--Overhead Door. Commercial and industrial doors, other than doors manufactured by the Horton Automatics division, may be either sectional or rolling steel doors. Upward acting sectional doors consist of a series of hinged horizontal sections, which are track-mounted and spring counter-balanced. Sections are constructed of structural members of steel, aluminum or wood covered or inset with panels of light gauge steel, aluminum, wood, hard board or glass often backed or filled with insulation. A rolling steel door consists of a vertical curtain which, to open, coils around a spring-loaded cylinder. Rolling steel doors employ a curtain consisting of interconnected horizontal metal slats or lattice work. The Company fabricates most of its own components from semi-finished raw materials, although similar components are obtainable from outside suppliers.

  Commercial and industrial sectional doors are used in new construction and are also used as replacement products in existing structures. Applications include warehouses, distribution centers, other commercial and industrial buildings and shipping/receiving areas in suburban shopping malls. The Company's Thermacore(R) foam insulated steel panels are used primarily in the Company's upward acting sectional doors. These panels consist of an inner and outer steel skin joined together with an adhesive thermal barrier at the top and bottom edges. The interior of each panel is filled with an expanded polyurethane foam which adheres to both metal skins and creates a rigid and very efficient insulated panel.

  Rolling steel doors are typically used in commercial and industrial applications where headroom constraints exist. Typical applications are fire doors and service doors, particularly in areas of industrial activity. Similar doors are designed and manufactured by the Company for light-duty commercial and mini-warehouse applications. The Door Systems Group also manufactures rolling grilles which are used in shopping malls, store fronts and similar applications.

  In late 1995, the Company began the manufacture and sale of high speed traffic doors. These doors have high speed rolling fabric curtains and are used in commercial and industrial facilities.

  Residential garage doors are typically sectional doors made with steel, insulated steel panels or wood sections. In 1997, the Company plans to introduce a residential garage door constructed of vinyl extrusions. Residential garage doors are sold for use in new construction and as replacements for existing doors.

  Products--Genie. The Company, through Genie, manufactures a complete line of residential and commercial electric operators which are marketed under the Overhead Door and Genie brand names. Electric operators automatically open and close doors. Radio remote controls are devices used to transmit signals to activate garage door openers and, optionally, lights and interior appliances. The Door Systems Group's 1996 net sales of garage door openers are divided approximately 91% to 9% between the residential and commercial markets, respectively. Commercial electric operators and radio controls can be sold as a package or sold separately. Residential electric operators have integrated controls. Late in 1995, the Company added a rolling code security feature to its residential electric operators which combats unauthorized access from code theft.

  Products--Horton Automatics. The Horton Automatics division manufactures automatic entrances (automatic sliding, automatic swinging and revolving aluminum pedestrian doors), typically used in consumer convenience applications such as supermarkets, airports, hotels, hospitals and office buildings.

  Manufacturing. Overhead doors and electric operators are engineered products, which can be produced or modified for customer specific requirements. The Door Systems Group facilities shown on page 8 are comprised of product assembly facilities, plants that manufacture specific product components and distribution facilities. While a substantial portion of the Company's door products are produced in volume quantities, a significant percentage of sales in the commercial segment are customized for specific applications, and the Company's manufacturing facilities have been designed to accommodate a large number of customer-specific design variations.

  The Company has initiated a comprehensive integrated systems project that involves implementation of third party software that will include perpetual inventory systems and costed bills of materials that will replace and supplement the current method of using estimated material cost rates and the results from physical inventories taken frequently throughout the year. When this system has been completely implemented, all current operational and financial systems will have been transferred to new software. Until this new system is in effect, the Company will continue to cost materials using its current method.

  Sales and Distribution. The Door Systems Group's sectional and rolling doors, operators and related products have traditionally been sold through a network of approximately 378 independent distributors doing business in the United States as "Overhead Door Company of (name of locality)." These distributors have been the Company's primary customers for its Overhead Door products and provide installation and repair services to end-users. The size, geographic distribution and common name identity of this network distinguish the Company from its competitors, as does the broad line of products manufactured and distributed by the Company through this network. The Company also serves some major national accounts through a centralized sales effort. In addition, the Company has Company-owned distributorships in areas where the Company had been underrepresented or where the Company had not previously realized acceptable market penetration. The relationship between the Door Systems Group and the Overhead Door distributors is documented in a Distributor Agreement which grants to the distributor the non-exclusive license to use the Company's 60-year old ribbon trademark subject to certain specific obligations on the part of the distributor. No single customer of the Door Systems Group accounted for 10% or more of the Company's consolidated net sales in 1996.

  The Company's Genie product line is distributed through a retail network which includes the leading home improvement centers, major wholesale clubs and many hardware cooperatives. The retail network is extremely important to Genie's current sales and future business plans. Genie's largest home improvement center customer accounts for approximately 27% of Genie's sales, although no customer accounts for 10% or more of the Company's consolidated net sales. In the professionally installed segment, Genie products are distributed through a network of approximately 5,000 independent professional garage door dealers.

  The Company's Horton Automatics product line is distributed through a network of approximately 103 independent local installing distributors located throughout the United States and approximately 62 in foreign countries. Distributors are typically automatic door specialists, and in many cases Horton products account for the majority of the sales of the distributor. Horton's primary customers are commercial contractors. The Company has also entered into direct agreements to supply major national customers, although such agreements are not presently material to the Company's business taken as a whole.

  Competition. The Door Systems Group competes in four markets: new commercial construction, new residential construction, replacement commercial and replacement residential. Door competition is highly fragmented and often occurs on a regional basis. Competitive intensity varies by region, and often times a specialized product offers a unique competitive challenge on a regional basis. The Company believes that the Door Systems Group is a leader in the commercial operators market and is also a leader in the highly competitive residential operator market. Its principal competitors in the door market include Clopay, Windsor and Wayne-Dalton. Its principal competitors in the commercial operator market include Link and John Green. In the residential operator market, its principal competitors are Chamberlain and Stanley.

  Horton competes in the domestic market for automatic pedestrian entrances on the basis of product quality and having a broader product line in the United States than any of its competitors. Principal competitors include Stanley and Besam.

  Raw Materials. Most of the products manufactured for the Door Systems Group are made from steel, aluminum and to a lesser extent wood. Wood is purchased from a wide variety of regional suppliers, and the Company operates its own wood processing operation in Salem, Oregon. Most vendor prices are now negotiated on a corporate-wide basis to take advantage of volume purchases that offer the best discount level. The Company has contractual agreements covering pricing and/or volume on its large purchases such as steel, aluminum, hardboard, tubing and springwire. Most of these contracts are one year in duration. In general, the Door Systems Group is not dependent on any single major material supplier and has enjoyed long standing relationships with many of its suppliers.

  Backlog. As of December 31, 1996, the Company's order backlog in the Door Systems Group was $9.5 million, compared to $12.6 million as of December 31, 1995. Orders are typically filled one week to six weeks after receipt. Due to the Company's seasonality of sales, backlog quantities are generally lower in the fourth quarter and do not necessarily reflect the volume of future sales.

VEHICULAR AND OTHER PRODUCTS GROUP

  The Vehicular and Other Products Group consists of three businesses: TODCO, including its Engineered Products Division ("EPD"), W.B. McGuire and wet/dry utility vacuums. In 1996, this group accounted for 17% of the Company's net sales.

  TODCO

  The TODCO division manufactures upward acting sectional doors, outward swinging doors and walk ramps for trucks and trailers sold under the TODCO (R) trademark. The manufacture and sale of outward swinging doors for trucks and trailers was begun during 1995. Through EPD, TODCO also manufactures a variety of laminated panels and sanitary partitions for industrial use as well as watersealed doors used in naval construction. TODCO places primary emphasis on engineering and design, high overall product quality and providing after-market service and support to its customers.

  Manufacturing. The TODCO Division has five facilities which manufacture upward acting sectional doors, outward swinging doors and laminated panels.

  Sales and Distribution. TODCO's truck and trailer doors are sold directly to truck body and trailer manufacturers and to end users through a national network of sales people, who are responsible for all products. EPD submits contract bids for most sales through its own sales people.

  TODCO has cultivated long-term relationships with many of the nation's largest truck and trailer companies. While TODCO is the principal supplier to several customers, no single customer of the Vehicular and Other Products Group represented more than 10% of the Company's consolidated net sales in 1996. Approximately 20-30% of TODCO's door sales typically go to the replacement market. These sales generally carry higher margins than sales to the original equipment market.

  Competition. The total truck and trailer door market is divided between upward acting sectional doors and outward swinging doors. Upward acting doors have several operational advantages, including ease of operation, ability to operate within docking space constraints and security. On the other hand, outward-swinging doors are desirable for long-haul, full trailer loads where access to cargo is infrequently needed. TODCO is the leading manufacturer of upward acting sectional doors, with a greater than 50% market share. TODCO has a small share of the outward swinging door market, having just begun to market this product late in 1995. The Company's principal competitors in the truck door market are Whiting and Newcourt. The Company believes that EPD's competitors are generally smaller companies.

  Raw Materials. TODCO's principal raw materials are plywood, steel, aluminum and hardware. TODCO is not dependent on any supplier for any raw material purchases, except that it has one primary plywood supplier. TODCO has enjoyed satisfactory relations with its principal vendors for many years.

  McGuire

  The McGuire division manufactures and distributes a line of loading dock equipment and dock levelers, truck restraint devices, specialized traffic and strip doors, seals, shelters and bumpers. Loading dock equipment is sold through approximately 318 independent distributors, consisting of approximately 247 Door Systems Group distributors and independent representatives as well as approximately 71 distributors which handle material handling products exclusively. McGuire has a small market share in a competitive market in which the major market share holders are Rite-Hite and Kelly. The industry in which McGuire participates is mature and is trending toward increased safety equipment. McGuire's purchases are not concentrated with any single supplier. The McGuire manufacturing facility is located in Hudson, New York.

  Wet/Dry Utility Vacuums

  Under the Genie brand name, the Company manufactures and distributes a line of five to twenty-gallon wet/dry utility vacuums to the retail market for home, shop and light commercial uses. The vacuums feature rugged plastic tanks and washable reusable filters.

  Backlog. As of December 31, 1996, the Vehicular and Other Products Group's order backlog was $8.9 million, compared to $11.3 million as of December 31, 1995. Orders are typically filled two to six weeks after receipt, except orders for laminated panels which have longer lead times and which accounts for approximately $4.0 million of the backlog as of December 31, 1996 and 1995.

RESEARCH AND DEVELOPMENT

  The Company maintains a research and development facility in Dallas which is devoted primarily to door products. The Company also has an engineering group in Alliance, Ohio devoted to operator products and employs research and development personnel at several other plant locations. Total research and development expenditures for operations, excluding tooling and industrial engineering, were $6.1 million in 1996, $5.8 million in 1995 and $4.6 million in 1994. This effort functionally supports product development and enhancements of existing products through design engineering and production testing. Manufacturing support is provided in quality control, product documentation and manufacturing equipment processes. In addition, distribution and architectural support is provided for product specifications, technical field assistance and building code compliance.

PATENTS AND TRADEMARKS

  The Company holds many domestic patents, patent applications, licenses and foreign patents. In the aggregate, although these patents are valuable, they are not believed to be material to the Company. The Company also has a number of registered and nonregistered trade names and trademarks for its products, which trade names and trademarks, especially the Overhead Door, Genie, TODCO, Horton Automatics, and McGuire trade names, are considered to be important to its business.

ENVIRONMENTAL REGULATIONS

  The Company's operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, including those regulating waste emissions and disposal. The Company's capital expenditures for environmental control facilities were not material in 1996. Although the Company is unable to predict what legislation and regulations may be adopted in the future with respect to environmental protection, the Company's compliance with existing legislation and regulations is not expected to require material capital expenditures for 1997.

  The Company has been determined by the United States Environmental Protection Agency (the "EPA") to be a potentially responsible party concerning a Superfund third-party waste disposal site near Syracuse, New York. This determination was made because of alleged disposal at the site of certain waste material generated by a manufacturing operation that formerly had been operated by the Company near the site, which ceased operations in 1982. In December 1989, the Company and two other potentially responsible parties entered into an administrative order on consent with the EPA to perform a Remedial Investigation and Feasibility Study ("RI/FS") at the site. The EPA subsequently issued an administrative order to four additional companies and one individual requiring them to participate with the three consenting companies in the implementation of the RI/FS. Two of these additional companies have entered into an agreement with the three consenting companies to so participate. In 1992, the participating companies brought a lawsuit against 13 nonparticipating companies in the United States District Court, Northern District of New York. The suit seeks to have each of the defendants declared to be jointly and severally liable with the plaintiffs for all past and future expenses. Two defendants have been voluntarily dismissed by the plaintiffs, and two new defendants were subsequently added. One defendant has filed for Chapter 11 bankruptcy protection. The RI/FS has been submitted to the EPA, but has not yet been accepted by the EPA.

  A preliminary engineering investigation prepared in 1987 for the State of New York estimated that the cost of remediation efforts at this site could range from $24 million to $29 million. However, this estimate is nine years old, was based only on a preliminary investigation and made certain assumptions about the nature and extent of the remediation required. Until the EPA issues a Record of Decision ("ROD") for the site, it is not possible to know what, if any, activities the EPA may attempt to require at the site or which companies may be named as potentially responsible parties in connection with any such requirements. Five parties have participated in the implementation of the RI/FS but the ultimate number of companies that may be jointly and severally liable could be between five and eighteen and the portion of any liability for which any one party may be responsible is not necessarily a pro rata amount. How any liability is ultimately allocated cannot now be determined.

  Due to all the foregoing uncertainties, it is not possible at this time to determine what the Company's future liability (if any) in connection with this site will be. However, with the limited information currently available, the Company estimates that its liability at this site could be between $1.5 million and $6.0 million depending on the type and scope of the remediation, the number of responsible parties and how the liability is shared. Any such liability to the Company would probably be payable over three to five years. For the foregoing reasons, the Company has created a reserve for environmental liabilities for the site of $1.5 million. This reserve may need to be changed from time to time as more information becomes available, and there can be no assurance that the current reserve will be adequate for the intended purpose. After consideration of this reserve, the above stated estimated liability is not expected to have a material adverse effect on the Company's results of operations, financial position or liquidity.

  Two of Genie's manufacturing sites, Shenandoah, Virginia and Alliance, Ohio have been contaminated with solvents and other materials, as a result of the former operations at these facilities. Hazardous materials management practices have been substantially modified in order to prevent or eliminate any additional contamination. Pursuant to the terms of a 1990 asset purchase agreement (the "Asset Purchase Agreement") between Genie and North American Philips Corporation ("NAPC"), NAPC, the former owner of Genie, agreed to investigate and remediate any pre-closing contamination at these sites. NAPC also agreed to fully indemnify Genie for all environmental liabilities arising out of such pre-closing contamination, including third-party lawsuits.

  At the Shenandoah facility, the contamination has affected the soils and groundwater, both on site and on adjacent properties. The contamination also has allegedly affected a public water supply well for the City of Shenandoah. NAPC, without admitting liability, voluntarily drilled a new well recently for the city to replace the contaminated well. At the Alliance facility, NAPC has identified soil and shallow groundwater contamination, all of which appears to be confined to the Alliance site.

  In accordance with the terms of the Asset Purchase Agreement, NAPC continues to fulfill its obligations, at its own expense, for site investigation. The Company expects that NAPC will develop remediation plans for each site in 1997. The Company has not expended any funds, nor does it expect to expend any, for investigation and remediation at these sites because of NAPC's contractual assumption of liability.

EMPLOYEES

  The Company had approximately 1,072 salaried and 3,379 hourly employees at December 31, 1996. Employees at most of the manufacturing facilities are represented by collective bargaining agreements that are typically three years in duration. There are several unions, although each facility is independently organized. Typically three or four contracts are subject to renewal in any given year. The Company utilizes temporary employees to meet any surges in demand. The Company's relations with its employees have generally been satisfactory, and the Company expects such relations to continue in the foreseeable future.

SEASONALITY

  Markets for the Company's building related products are traditionally seasonal, with peak activity in the second half of the year, due to the installation of doors in the later stages of the building season. The Company maintains a revolving credit facility to meet seasonal variations in its working capital requirements. To some extent this seasonality is mitigated by certain other product offerings of the Company.

EXPORT SALES

  The Company's export sales are not material.

ITEM 2. PROPERTIES

  The Company's principal facilities, and the amount of space each contains, are shown below. All plants are owned by the Company unless otherwise indicated. Plant space is devoted primarily to manufacturing and storage of raw materials and work-in-process inventory, with some space used for holding and distributing finished goods and for general office purposes. With some exceptions, the plants operate on two shifts. The Company believes that its existing plants and equipment, including planned and anticipated future improvements, are adequate to meet anticipated future demands for the Company's products.

LOCATION                         PRINCIPAL PRODUCTS               SIZE
--------                         ------------------               ----
                                                           (THOUSANDS SQ. FT.)
DOOR SYSTEMS GROUP
------------------
Athens, GA................ Door systems manufacturing              225
Grand Island, NE.......... Door systems manufacturing              124
Lewistown, PA............. Door systems manufacturing              376
Hartford City, IN......... Door panel manufacturing                297
Covington, KY............. Door hardware manufacturing             127
Williamsport, PA.......... Door panel manufacturing                150
Salem, OR................. Wood door panel manufacturing            70
Muncie, IN (leased)....... Vinyl door panel manufacturing           50
Rancho Cucamonga, CA       Door systems distribution                25
(leased)..................  center
Dallas, TX (leased)....... Door systems distribution               162
                            center
Farmers Branch, TX         Research & development                   18
(leased)..................
Corpus Christi, TX........ Automatic pedestrian entrances          100
Telford, U.K. (leased).... Automatic pedestrian entrances           22
Baltic, OH................ Door systems manufacturing               60
Shenandoah, VA............ Manufacturing and electronics            65
Akron, OH (leased)........ Warehouse                               207
Alliance, OH (leased)..... Door systems manufacturing               43
Alliance, OH.............. Door systems manufacturing and          230
                            offices
VEHICULAR AND OTHER PROD-
 UCTS GROUP
-------------------------
Fresno, CA (leased) ...... Vehicular doors                          22
Marion, OH................ Vehicular doors                          82
Upper Sandusky, OH........ Vehicular doors                          47
Sandusky, OH (leased)..... Swinging vehicular doors                 20
Cattaraugus, NY........... Laminated panels                         97
Hudson, NY................ Loading dock equipment                  104
GENERAL & ADMINISTRATIVE
------------------------
Dallas, TX (leased)....... Corporate offices                        33
Farmers Branch, TX         Computer center and corporate            17
(leased)..................  office

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in five lawsuits in which the plaintiffs seek damages for personal injuries alleged to have been incurred in handling "Jifflox" converter dollies previously manufactured by the Company. These converter dollies are used to connect truck trailers in tandem. As a result of a separate product line divestiture and the resultant closing of the manufacturing facility where that product and the Jifflox converter dollies were manufactured, Jifflox production was discontinued in the second quarter of 1987. The plaintiffs are truck drivers or truck yard employees who allege they have suffered personal injuries in moving a Jifflox dolly. The lawsuits allege various theories of liability, including negligence, warranty, failure to warn and strict liability. The lawsuits allege that Jifflox dollies are defectively designed so as to preclude safe maneuvering in truck yards or that they are too heavy or that they do not contain adequate warnings against misuse. Unspecified damages are claimed. The Company denies liability in each of the lawsuits.

  The Company is a defendant in a number of lawsuits in which damages are sought for property damage alleged to have been caused or contributed to by aluminum windows manufactured by Premier Products, a former division of the Company which was divested in 1989. At December 31, 1996, 46 such cases were pending, all of which are venued in state courts in California. The cases typically involved multi-family residences. The general contractor and all subcontractors who were originally involved in the construction of these residences, including the Company, are typically joined as defendants or cross-defendants. The suits allege various theories of liability, including negligence and contract under California's ten year construction defect statute of limitations. The Company denies liability in each of the lawsuits.

  The Company filed a Complaint for Declaratory Judgment in August 1995, in the United States District Court for the Northern District of Texas against The Chamberlain Group, Inc. The Complaint requests a declaratory judgment that a line of residential garage door openers which the Company has recently introduced does not infringe a particular patent owned by Chamberlain. Chamberlain has filed a counterclaim against the Company alleging that such openers do infringe its patent and that such infringement is willful. An injunction and unspecified damages are requested.

  In addition, the Company and certain subsidiaries are defendants in various other legal proceedings arising in the ordinary course of business.

  Although the results of any litigation cannot be predicted with certainty, management believes that the outcome of pending litigation, when considered in conjunction with self-insurance reserves established therefor (see Note J to the Consolidated Financial Statements of the Company), will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

  Set forth below is the selected financial data of the Company, which are derived from the financial statements of the Company which were audited by Ernst & Young LLP, independent auditors.

  The information presented below should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes.

                          SUCCESSOR                     PREDECESSOR
                         ------------ --------------------------------------------------
                          JULY 18 TO   JANUARY 1        YEAR ENDED DECEMBER 31,
                         DECEMBER 31, TO JULY 17, --------------------------------------
                             1996        1996       1995      1994      1993      1992
                         ------------ ----------- --------  --------  --------  --------
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
 Net sales..............   $290,406    $281,621   $551,027  $437,135  $313,208  $285,225
 Gross profit...........     59,598      54,995    110,491    94,496    57,620    48,383
 Operating income (loss)
  (a)...................     16,817     (22,737)    39,769    32,960    18,302     4,799
 Interest (expense) (a).     (9,619)    (32,808)   (28,713)  (19,586)  (13,307)   (9,765)
 Other income (expense),
  net...................     (1,388)     (1,713)    (1,479)     (120)      309       813
                           --------    --------   --------  --------  --------  --------
 Income (loss) before
  income taxes,
  extraordinary items
  and change in
  accounting principle .      5,810     (57,258)     9,577    13,254     5,304    (4,153)
 Income tax provision
  (benefit).............      4,432     (21,855)     5,647     6,160     3,103     1,741
                           --------    --------   --------  --------  --------  --------
 Income (loss) before
  extraordinary items
  and change in
  accounting principle..      1,378     (35,403)     3,930     7,094     2,201    (5,894)
 Extraordinary items,
  net of taxes (b)......        --          --         --       (255)   (1,825)      --
 Cumulative effect of
  change in accounting
  principle (b).........        --          --         --        --        762       --
                           --------    --------   --------  --------  --------  --------
 Net income (loss)......   $  1,378    $(35,403)  $  3,930  $  6,839  $  1,138  $ (5,894)
                           ========    ========   ========  ========  ========  ========
 Income (loss) per
  common share before
  extraordinary items
  and change in
  accounting principle..   $  1,378    $(35,403)  $  3,930  $  7,094  $  2,201  $ (5,894)
 Net income (loss) per
  common share..........   $  1,378    $(35,403)  $  3,930  $  6,839  $  1,138  $ (5,894)
                           ========    ========   ========  ========  ========  ========
 Weighted average common
  shares outstanding....      1,000       1,000      1,000     1,000     1,000     1,000
                           ========    ========   ========  ========  ========  ========
STATEMENT OF FINANCIAL
 CONDITION DATA (AT
 PERIOD END):
 Total assets...........   $846,260               $475,430  $482,754  $227,415  $221,823
 Total debt:
  Bank term loans.......    116,000                110,535   135,135       --     80,625
  Bank revolving credit
   loans................     28,350                 29,000    29,000    18,000    25,000
  12.25% Senior Notes
   Due 2000.............     90,006                 85,000    85,000    85,000       --
  Other.................          3                    272       174       857     1,586
                           --------               --------  --------  --------  --------
                            234,359                224,807   249,309   103,857   107,211
 Shareholder's equity...    474,501                101,282    97,008    43,319    42,250

--------
(a) In July, 1996 in connection with the acquisition of the Company's Parent by Sanwa Shutter Corporation, the Company cancelled certain outstanding common stock options and warrants resulting in compensation expense of $35.6 million and interest expense of $18.3 million.

(b) In 1993, the Company incurred an extraordinary charge of $1.8 million, which is net of a tax benefit of $1.1 million, resulting from the write-off of prepaid interest and other capitalized loan fees related to the issuance by the Company of $85 million in unsecured senior notes and the repayment of bank term loans. In addition, for such period, as a result of a change in accounting principle to adopt Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company recorded a cumulative benefit relating to periods prior to 1993 of $0.8 million. A new senior secured Revolving Credit Facility was executed in the third quarter of 1994 and prepaid interest and new capitalized loan fees relating to the previous secured revolving credit facility were written off resulting in an extraordinary charge to income of $0.3 million, which is net of a tax benefit of $0.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company's historic operating results have been significantly affected by economic cycles, particularly as they have affected the level of commercial, industrial and residential construction activity. The Company's operating results will continue to be cyclical in nature. Management believes, however, that ongoing strategies to reduce costs, develop new products, strengthen relationships with distributors, develop new distribution channels and increase penetration of the replacement market have positioned the Company to more effectively compete during fluctuations in the overall economic environment. In addition, a substantial portion of Genie sales are to the residential replacement market, and therefore may also reduce the Company's exposure to economic cycles. Demand for the Company's commercial products generally lags demand for residential products during economic cycles.

  On July 18, 1996, all of the outstanding common stock of Overhead Door Incorporated, a privately held Indiana corporation ("ODI"), the Company's parent, was acquired (the "Sanwa Acquisition") by Sanwa Shutter Corporation, of Tokyo, Japan ("Sanwa"). Sanwa USA Inc. ("Sanwa USA"), a newly formed Delaware corporation which is wholly owned by Sanwa, now holds all of the common stock of ODI. The total consideration paid or assumed was approximately $710 million, including $470 million in cash to acquire ODI's common stock, cancel options and warrants, and to redeem its preferred stock.

  Net Sales. The Company's net sales are a function of unit volumes and selling price realization. Over the last three years the Company has realized net selling price increases as economic conditions permitted, although there can be no assurances that this trend will continue.

  Cost and Expenses. The Company's fixed costs are associated primarily with its manufacturing plants (including certain labor costs) and, to some extent, corporate administrative expenses. The Company's variable costs include material purchases, marketing and advertising and direct labor. The primary raw materials used in the manufacture of the Company's products include steel, copper, aluminum and wood. These materials are subject to commodity price variances, although the Company experienced no significant cost increases in 1996. Labor costs at most of the manufacturing facilities are a result of employees who are represented by collective bargaining agreements that are typically three years in duration. While the Company's relations with its employees have generally been, and are expected to continue to be satisfactory, a work stoppage or significant cost increases at one of the key plants could adversely effect the Company's performance. The Company attempts to mitigate the impact of cost increases on profitability through volume purchasing, manufacturing efficiencies and price increases. There can be no assurance that such offsets will continue to be available to the Company in the future.

  Seasonality. The markets for the Company's residential and commercial products are seasonal in nature. Because of the underlying seasonality of the building construction industry and the fact that doors are installed in the latter stages of construction, the Company's sales historically have been higher in the third and fourth quarters than in the first two quarters. The seasonal nature of the Company's markets is reflected by the percentage of full year revenues earned in the second half of the year, approximately 53% in 1996 and 1995 and 55% in 1994 (on a pro forma basis). Accordingly, the Company displays increasing gross profit percentages from the first to fourth quarters. As larger volumes are normally experienced in the latter half of the year, it is not uncommon that the first quarter gross profit percentage is lower than the prior full year. The Company has no reason to believe that the seasonal nature of the Company's business will change in the foreseeable future. No assurance, however, can be made that this historical pattern will continue.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated, the percentage relationship to net sales of certain items included in the Company's statements of operations. The following discussion of results of operations is based solely on historical operating results of the Company and does not include discussions of the Company's pro forma results.

                                        SUCCESSOR          PREDECESSOR
                                       ------------ --------------------------
                                        JULY 18 TO   JANUARY 1   YEAR ENDED
                                       DECEMBER 31, TO JULY 17, DECEMBER 31,
                                           1996        1996      1995    1994
                                       ------------ ----------- ------  ------
Net sales.............................    100.0%       100.0%    100.0%  100.0%
Gross profit..........................     20.5         19.5      20.1    21.6
Selling, general and administrative
 expense..............................     10.9         12.2      10.4    10.7
Research and development..............      1.0          1.2       1.1     1.0
Amortization..........................      2.8          1.5       1.4     1.0
Other expense(a)......................      --          12.7       --      1.4
                                          -----        -----    ------  ------
Operating income (loss)...............      5.8         (8.1)      7.2     7.5
Interest (expense)....................     (3.3)       (11.6)     (5.2)   (4.5)
Other income (expense), net...........     (0.5)        (0.6)     (0.3)    --
                                          -----        -----    ------  ------
Income (loss) before income taxes and
 extraordinary item...................      2.0        (20.3)      1.7     3.0
Income tax expense (benefit)..........      1.5         (7.7)      1.0     1.4
Extraordinary item....................      --           --        --      --
                                          -----        -----    ------  ------
Net income (loss).....................      0.5%       (12.6)%     0.7%    1.6%
                                          =====        =====    ======  ======

--------
(a) Includes compensation expense in 1996 and provision for plant closing in 1994.

1996 COMPARED TO 1995

  The following discussion of 1996 reflects the results of operations for the combined Predecessor period and Successor period.

  Net Sales. Net sales in 1996 increased by $21.0 million (3.8%) from $551.0 million in 1995 to $572.0 million in 1996. Net sales increases of door products of $17.5 million (7.0%), door openers of $6.5 million (3.2%) and automatic pedestrian entrances of $8.0 million (20.3%) were partially offset by lower sales of vehicular products and loading dock equipment of $11.0 million (14.4%). Higher unit sales of residential and commercial doors, commercial operators, and automatic slide and swing doors accounted for most of the increase.

  Gross Profit. Gross profit increased by $4.1 million (3.7%) to $114.6 million in 1996 from $110.5 million in 1995. Gross profit as a percentage of net sales decreased slightly to 20.0% in 1996 as compared to 20.1% in 1995.

  Operating Income. Operating income was $39.8 million in 1995 as compared to an operating loss in 1996 of $5.9 million. Prior to the Sanwa Acquisition, $35.6 million was paid to certain officers and employees for the cancellation of stock options and warrants and was recorded as compensation expense in 1996. Also as a result of the Sanwa Acquisition, $4.7 million of additional amortization of intangible assets was incurred subsequent to the Acquisition date. Excluding this compensation expense and amortization expense, operating income was $34.5 million in 1996 as compared to $39.8 million in 1995. The decrease of $5.3 million was due mainly to higher selling and marketing expenses including increased advertising expenditures.

  Interest Expense. Interest expense increased from $28.7 million in 1995 to $42.4 million in 1996. Interest expense for 1996 includes $18.3 million related to the payment for cancellation of stock options held by one of the participating banks in the Company's former bank credit facilities. Excluding this expense, interest expense decreased $4.6 million (16.0%) in 1996 primarily due to the decrease in effective interest rates on the Company's revolving credit facilities to 8.3% in 1996 from 9.1% in 1995.

  Other Expense. Other expense increased to $3.1 in 1996 from $1.5 million in 1995. The increase in 1996 is due to higher expenses related to previously divested product line operations.

  Income Taxes. Income tax expense was $5.6 million in 1995 as compared to a tax benefit in 1996 of $17.4 million. The 1996 tax benefit is a result of the operating loss discussed above.

  Net Income. The net loss for 1996 was $34.0 million compared to net income of $3.9 million in 1995.

1995 COMPARED TO 1994

  Net Sales. Net sales in 1995 increased by $113.9 million (26.1%) from $437.1 million in 1994 to $551.0 million in 1995. Of this increase, $84.6 million is attributable to the Genie Acquisition (see Note C to the Consolidated Financial Statements). The balance of the increase, $29.3 million, represents an 8.0% increase over the prior year. Net sales of upward acting doors in 1995 increased 9.7% from 1994. Approximately one-half of this growth was attributable to price increases, with the balance attributed to an increase in unit sales which reflects continued strong commercial and industrial sales. Although total residential market activity declined 7%, the Company's residential door sales were approximately equal to 1994 levels due to a new home builder program and the Company's overall position in this segment. Net sales of automatic pedestrian entrances increased 12% in 1995 versus 1994 across all major product lines. In the Vehicular and Other Products Group, vehicular net sales increased 1% compared to 1994 while loading dock equipment net sales increased 41% over 1994 with increases in all major categories.

  Gross Profit. Gross profit increased by $16.0 million (16.9%) from $94.5 million in 1994 to $110.5 million in 1995. Genie contributed virtually all of this increase. As a percentage of net sales, gross profit was 20.1% in 1995 compared to 21.6% in 1994. The decline in gross profit margin is mainly due to higher material prices of approximately 5% across all segments of the company. The most significant increases were experienced in aluminum, packaging materials, and steel. Selling price increases implemented in late 1994 and mid-1995 helped to offset material purchase price increases.

  Operating Income. Operating income increased in 1995 to $39.8 million, an increase of $6.8 million (20.6%) from $33.0 million in 1994. After excluding $10.1 million in 1994 for one-time charges related to a plant closing and vesting of warrants, operating income declined $3.3 million (7.7%). In 1995, operating income includes charges for depreciation and amortization of goodwill and other intangibles related to the 1990 Acquisition and the Genie Acquisition of $11.3 million. In 1994 these charges were $7.8 million. Selling, general and administrative expenses declined as a percentage of net sales to 11.3% in 1995 from 11.9% in 1994. A $4.1 million charge for the vesting of stock warrants in 1994 that was not repeated in 1995 is the most significant factor for the decline.

  Interest Expense. Interest expense increased from $19.6 million in 1994 to $28.7 million in 1995 as a result of higher average outstanding debt balances during 1995. These higher average balances were attributable to indebtedness incurred in connection with the Genie Acquisition in August 1994.

  Other Income (Expense). Other expense of $1.5 million in 1995 compares unfavorably to the $0.1 million recorded in 1994 due mainly to costs associated with a previously divested business.

  Income Taxes. The provision for income taxes of $5.6 million in 1995 compares to a provision of $6.2 million in 1994. The decrease is due to lower taxable income in 1995.

  Net Income. Net income for 1995 was $3.9 million compared to $6.8 million in 1994.

FINANCIAL CONDITION AND LIQUIDITY

  In connection with the Sanwa Acquisition in July 1996 and in accordance with purchase accounting, the Company recorded all identifiable assets and liabilities at fair value and recorded $344.6 million as cost in excess of net assets of businesses acquired. The carrying value of the 12.25% Senior Unsecured Notes was adjusted to a fair value of $91.4 million as compared to the carrying cost prior to the Sanwa Acquisition of $85.0 million. This $6.4 million adjustment is being amortized to reduce interest expense.

  Subsequent to the Sanwa Acquisition, the Company refinanced its outstanding bank debt with a term note (the "Term Note") in the original amount of $122.0 million and a revolving credit facility (the "Revolving Credit Facility") providing borrowings up to $53.0 million. The Company uses the Revolving Credit Facility to help fund seasonal cash flow requirements. The outstanding balance of the Revolving Credit Facility at December 31, 1996 was $28.4 million. Availability under the Revolving Credit Facility at December 31, 1996 was approximately $19.5 million, with $5.1 million outstanding in letters of credit. Due to the seasonal nature of the Company's business, borrowings to fund working capital needs generally increase beginning late in the second quarter and begin to decline late in the fourth quarter. Annual maturities for the Company's total debt outstanding as of December 31, 1996 are as follows:
1997, $28.0 million; 1998, $35.3 million; 1999, $35.0 million; 2000, $107.7 million; and 2001, $28.4 million.

  Capital expenditures were $5.7 million, $6.3 million, and $4.1 million in 1996, 1995 and 1994, respectively. Expenditures in these years were primarily for non-discretionary maintenance, safety items and the implementation of cost reduction programs. Management believes that future required expenditures for non-discretionary capital spending will be approximately $3.0 million annually. Capital commitments as of December 31, 1996, totalled $1.5 million. The Company expects to spend approximately $11.0 million in total capital expenditures in 1997. The increased capital expenditures for 1997 are required for manufacturing equipment for new products as well as upgrading equipment and machinery. Discretionary capital expenditures are evaluated on a project-by-project rate of return, and are anticipated to be funded from operating cash flow.

  Earnings before interest, taxes, depreciation and amortization were $12.7 million, $55.7 million, and $45.3 million for 1996, 1995 and 1994, respectively. Excluding the one-time compensation expense for the payment due to cancellation of options and warrants of $35.6 million, earnings before interest, taxes, depreciation and amortization for 1996 were $48.3 million.

  The Company believes that the cash flow generated by its operations together with borrowings under the Revolving Credit Facility should be sufficient to fund all its cash needs during the next twelve months.

 Inflation

  The effect of inflation on the Company's operations has moderated over the last several years. The Company uses the LIFO method of accounting for substantially all its inventories to represent current costs more accurately.

 Environmental Expense

  The Company has been determined by the EPA to be a potentially responsible party ("PRP") concerning a Superfund third party waste disposal site near Syracuse, New York. See "Business--Environmental Regulations." A Remedial Investigation and Feasibility Study ("RI/FS") has been submitted to the EPA, but has not yet been accepted by the EPA. Until the EPA issues a Record of Decision ("ROD") for the site, it is not possible to know what, if any, activities the EPA may attempt to require at the site or which companies may be named as potentially responsible parties in connection with any such requirements. Five parties have participated in the implementation of the RI/FS but the ultimate number of companies that may be jointly and severally liable could be between five and eighteen and the portion of any liability for which any one party may be responsible is not necessarily a pro rata amount. How any liability is ultimately allocated cannot now be determined.

  Due to all the foregoing uncertainties, it is not possible at this time to determine what the Company's future liability (if any) in connection with this site will be. However, with the limited information currently available, the Company estimates that its liability at this site could be between $1.5 million and $6.0 million depending on the type and scope of the remediation, the number of responsible parties and how the liability is shared. Any such liability to the Company would probably be payable over three to five years. For the foregoing reasons, the Company created a reserve in prior years for environmental liabilities for the site of $1.5 million. This reserve may need to be changed from time to time as more information becomes available, and there can be no assurance that the current reserve will be adequate for the intended purpose. After consideration of this reserve, the above stated estimated liability is not expected to have a material adverse effect on the Company's results of operations, financial position or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

                                                                           PAGE
                                                                           ----
  Independent Auditors' Report............................................  17
  Consolidated Statements of Operations--For the period from July 18, 1996 to December 31, 1996 (Successor), the period from January 1, 1996 to
   July 17, 1996 (Predecessor), the year ended December 31, 1995 (Prede-
   cessor), and the year ended December 31, 1994 (Predecessor)............  18
  Consolidated Statements of Financial Condition--December 31, 1996
   (Successor) and December 31, 1995 (Predecessor)........................  19
  Consolidated Statements of Shareholder's Equity--For the period from
   July 18, 1996 to December 31, 1996 (Successor), the period from January
   1, 1996 to July 17, 1996 (Predecessor), the year ended December 31,
   1995 (Predecessor), and the year ended December 31, 1994 (Predecessor).  20
  Consolidated Statements of Cash Flows--For the period from July 18, 1996 to December 31, 1996 (Successor), the period from January 1, 1996 to
   July 17, 1996 (Predecessor), the year ended December 31, 1995 (Prede-
   cessor), and the year ended December 31, 1994 (Predecessor)............  21
  Notes to Consolidated Financial Statements..............................  22

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Overhead Door Corporation

  We have audited the accompanying consolidated statements of financial condition of Overhead Door Corporation and subsidiaries as of December 31, 1996 (Successor) and 1995 (Predecessor), and the related consolidated statements of operations, shareholder's equity, and cash flows for the period from July 18, 1996 to December 31, 1996 (Successor), the period from January 1, 1996 to July 17, 1996 (Predecessor), and each of the two years in the period ended December 31, 1995 (Predecessor). Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overhead Door Corporation and subsidiaries at December 31, 1996 (Successor) and 1995 (Predecessor), and the consolidated results of their operations and their cash flows for the period from July 18, 1996 to December 31, 1996 (Successor), the period from January 1, 1996 to July 17, 1996 (Predecessor), and each of the two years in the period ended December 31, 1995 (Predecessor), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP

Dallas, Texas
February 25, 1997

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                               SUCCESSOR               PREDECESSOR
                              ------------ ------------------------------------
                               JULY 18 TO   JANUARY 1
                              DECEMBER 31, TO JULY 17, YEAR ENDED DECEMBER 31,
                                  1996        1996        1995         1994
                              ------------ ----------- -----------  -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales...................    $290,406    $281,621   $   551,027  $   437,135
Costs and Expenses
  Cost of products sold.....     230,808     226,626       440,536      342,639
  Selling, general and
   administrative...........      31,690      34,473        57,114       46,723
  Research and development..       2,893       3,254         5,783        4,557
  Compensation paid for
   cancellation of options
   and warrants.............         --       35,640           --           --
  Amortization..............       8,198       4,365         7,825        4,256
  Plant closing.............         --          --            --         6,000
                                --------    --------   -----------  -----------
    Total Costs and
     Expenses...............     273,589     304,358       511,258      404,175
                                --------    --------   -----------  -----------
Operating Income (Loss).....      16,817     (22,737)       39,769       32,960
Interest (Expense)..........      (9,619)    (32,808)      (28,713)     (19,586)
Other Income (Expense), Net.      (1,388)     (1,713)       (1,479)        (120)
                                --------    --------   -----------  -----------
Income (Loss) Before Income
 Taxes......................       5,810     (57,258)        9,577       13,254
Income Tax Expense
 (Benefit)..................       4,432     (21,855)        5,647        6,160
                                --------    --------   -----------  -----------
Income (Loss) Before
 Extraordinary Item.........       1,378     (35,403)        3,930        7,094
Extraordinary Item, Net of
 Income Taxes...............         --          --            --          (255)
                                --------    --------   -----------  -----------
Net Income (Loss)...........    $  1,378    $(35,403)  $     3,930  $     6,839
                                ========    ========   ===========  ===========
Income (Loss) Per Common
 Share:
  Before Extraordinary Item.    $  1,378    $(35,403)  $     3,930  $     7,094
  Extraordinary Item, Net of
   Income Taxes.............         --          --            --          (255)
                                --------    --------   -----------  -----------
  Net Income (Loss).........    $  1,378    $(35,403)  $     3,930  $     6,839
                                ========    ========   ===========  ===========


                 See Notes to Consolidated Financial Statements

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                          SUCCESSOR  PREDECESSOR
                                                          ---------  -----------
                                                              DECEMBER 31,
                                                            1996        1995
                                                          ---------  -----------
ASSETS
Current Assets
  Cash and cash equivalents.............................. $  2,276    $  2,604
  Notes and accounts receivable, less allowances
   (1996--$7,482; 1995--$5,824)..........................   88,670      90,914
  Inventories, net.......................................   81,019      81,037
  Prepayments and other current assets...................   26,407       7,569
                                                          --------    --------
    Total Current Assets.................................  198,372     182,124
Property, Plant and Equipment
  Land...................................................    4,044       4,111
  Buildings..............................................   40,138      43,983
  Machinery and equipment................................   43,706      66,757
  Construction in progress...............................    4,491       2,458
  Accumulated depreciation...............................   (4,134)    (43,862)
                                                          --------    --------
    Total Property, Plant and Equipment..................   88,245      73,447
Intangibles and Other Assets
  Cost in excess of net assets of businesses acquired,
   less accumulated amortization (1996--$5,598; 1995--
   $11,559)..............................................  486,200     150,454
  Trademarks, less accumulated amortization (1996--$508;
   1995--$1,271).........................................   44,261      35,729
  Other assets...........................................   29,182      33,676
                                                          --------    --------
    Total Intangibles and Other Assets...................  559,643     219,859
                                                          --------    --------
      Total Assets....................................... $846,260    $475,430
                                                          ========    ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Accounts payable....................................... $ 52,441    $ 71,815
  Accrued interest.......................................    4,909       4,917
  Self insurance reserves................................    7,350       6,947
  Other accrued liabilities..............................   17,144      18,544
  Current maturities of long-term debt...................   28,023      15,077
                                                          --------    --------
    Total Current Liabilities............................  109,867     117,300
Long-term Debt, Less Current Maturities..................  206,336     209,730
Deferred Income Taxes....................................   44,763      35,287
Self Insurance Reserves..................................    5,803       7,186
Other Long-term Liabilities..............................    4,990       4,645
                                                          --------    --------
    Total Noncurrent Liabilities.........................  261,892     256,848
Shareholder's Equity
  Common stock, par value $1 per share; 1,000 shares
   authorized and outstanding............................        1           1
  Additional capital.....................................  472,860     100,492
  Currency translation adjustment........................      262        (575)
  Retained earnings......................................    1,378       1,364
                                                          --------    --------
    Total Shareholder's Equity...........................  474,501     101,282
                                                          --------    --------
      Total Liabilities and Shareholder's Equity......... $846,260    $475,430
                                                          ========    ========

                 See Notes to Consolidated Financial Statements

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                          NUMBER                    RETAINED    CURRENCY
                             OF   COMMON ADDITIONAL EARNINGS   TRANSLATION
                          SHARES  STOCK   CAPITAL   (DEFICIT)  ADJUSTMENT   TOTAL
                          ------- ------ ---------- ---------  ----------- --------
Predecessor
-----------
Balance at January 1,
 1994...................   1,000   $ 1    $ 53,320  $ (9,405)     $(597)   $ 43,319
Net Income..............     --    --          --      6,839        --        6,839
Additional capital
 contribution...........     --    --       46,779       --         --       46,779
Currency translation
 adjustment.............     --    --          --        --          71          71
                           -----   ---    --------  --------      -----    --------
Balance at December 31,
 1994...................   1,000     1     100,099    (2,566)      (526)     97,008
Net Income..............     --    --          --      3,930        --        3,930
Additional capital
 contribution...........     --    --          393       --         --          393
Currency translation
 adjustment.............     --    --          --        --         (49)        (49)
                           -----   ---    --------  --------      -----    --------
Balance at December 31,
 1995...................   1,000     1     100,492     1,364       (575)    101,282
Net Loss................     --    --          --    (35,403)       --      (35,403)
Retire parent company
 preferred stock........     --    --      (33,646)      --         --      (33,646)
Cancel stock options and
 warrants...............     --    --      (38,023)      --         --      (38,023)
Currency translation
 adjustment.............     --    --          --        --          (2)         (2)
                           -----   ---    --------  --------      -----    --------
Balance at July 17,
 1996...................   1,000     1      28,823   (34,039)      (577)     (5,792)
Purchase accounting
 adjustments:
Retire predecessor
 equity.................     --     (1)    (28,823)   34,039        577       5,792
Issue successor equity..     --      1     472,860       --         --      472,861
Successor
---------
                           -----   ---    --------  --------      -----    --------
Balance at July 18,
 1996...................   1,000     1     472,860       --         --      472,861
Net Income..............     --    --          --      1,378        --        1,378
Currency translation
 adjustment.............     --    --          --        --         262         262
                           -----   ---    --------  --------      -----    --------
Balance at December 31,
 1996...................   1,000   $ 1    $472,860  $  1,378      $ 262    $474,501
                           =====   ===    ========  ========      =====    ========

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                              SUCCESSOR   PREDECESSOR       PREDECESSOR
                             ------------ ----------- ------------------------
                              JULY 18 TO   JANUARY 1
                             DECEMBER 31, TO JULY 17, YEAR ENDED DECEMBER 31,
                                 1996        1996        1995         1994
                             ------------ ----------- -----------  -----------
OPERATING ACTIVITIES
  Income (Loss) Before
   Extraordinary Item.......   $  1,378    $(35,403)  $     3,930  $     7,094
  Adjustments to reconcile
   income (loss) to net cash
   provided by operating
   activities:
    Depreciation............      3,691       5,485         9,622        8,188
    Amortization............      8,198       4,365         7,825        4,256
    Amortization of bond
     premium................     (1,369)        --            --           --
    Provision for losses on
     notes and accounts
     receivable.............        635         316           735          716
    (Gain) loss on sale of
     property, plant and
     equipment..............        (18)         28            (1)         102
    Compensation paid for
     cancellation of options
     and warrants...........        --       35,640           --           --
    Interest expense paid
     for cancellation of
     options and warrants...        --       18,307           --           --
    Compensation expense
     related to vesting of
     parent company
     warrants...............        --          --            --         4,064
    Changes in operating
     assets and liabilities:
      Decrease (increase) in
       notes and accounts
       receivable...........    (13,647)     11,990        (7,991)     (13,733)
      Decrease (increase) in
       inventories..........      7,660      (7,060)       (5,657)      (7,236)
      Decrease (increase) in
       prepayments and other
       current assets.......      1,680     (11,892)        3,566       (2,566)
      Increase (decrease) in
       accounts payable.....      1,098     (22,419)       22,850       (1,181)
      Increase (decrease) in
       accrued liabilities..      1,286      (2,390)       (6,202)      13,022
      (Decrease) in other
       long-term
       liabilities..........     (1,011)       (420)         (933)      (1,443)
      Increase (decrease) in
       deferred income
       taxes................      4,433      (9,101)         (256)      (3,182)
                               --------    --------   -----------  -----------
Net Cash Flows Provided By
 (Used For) Operating
 Activities.................     14,014     (12,554)       27,488        8,101
INVESTING ACTIVITIES
  Proceeds from sale of a
   business.................        --          998           --           --
  Proceeds from sales of
   property, plant and
   equipment................      1,757           3         2,023          745
  Expenditures for property,
   plant and equipment......     (3,413)     (2,251)       (6,306)      (4,071)
  Increase in other assets..     (2,672)       (755)         (920)      (4,554)
  Acquisition of a business,
   net of cash acquired.....        --          --            --      (176,162)
                               --------    --------   -----------  -----------
Net Cash Flows Used For
 Investing Activities.......     (4,328)     (2,005)       (5,203)    (184,042)
FINANCING ACTIVITIES
  Retire Term Loan Facility
   .........................   (106,785)        --            --           --
  Proceeds from Sanwa USA
   Term Note................    122,000         --            --           --
  Net proceeds (payments)
   from long-term borrowings
   on revolver..............    (17,650)     17,000           --        11,000
  Proceeds from other long-
   term borrowings..........        --          --            150      145,000
  Principal payments on
   long-term debt...........     (6,197)     (3,822)      (24,652)     (10,548)
  Debt Issue Costs..........        --          --            --        (9,152)
  Net contribution
   (distribution) of
   capital..................        --          --            393       42,300
                               --------    --------   -----------  -----------
Net Cash Flows Provided By
 (Used For) Financing
 Activities.................    (8,632)      13,178       (24,109)     178,600
EFFECT OF EXCHANGE RATE
 CHANGES ON CASH............        262        (263)          (49)          71
                               --------    --------   -----------  -----------
Increase (Decrease) in Cash
 and Cash Equivalents.......      1,316      (1,644)       (1,873)       2,730
CASH AND CASH EQUIVALENTS
  Beginning of period.......        960       2,604         4,477        1,747
                               --------    --------   -----------  -----------
  End of period.............   $  2,276    $    960   $     2,604  $     4,477
                               ========    ========   ===========  ===========

                 See Notes to Consolidated Financial Statements

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
NOTE A. BUSINESS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Overhead Door Corporation and its subsidiaries (the "Company") manufacture a complete line of door systems and related products including upward acting sectional and rolling doors and door operators, residential garage door openers, upward acting sectional doors for trucks and trailers and automatic entrances such as automatic swinging, sliding and revolving doors. The Company's sales are primarily for commercial and industrial uses, including warehouses, distribution centers, manufacturing facilities, truck doors and loading dock equipment; and residential replacement uses and new residential construction. The Company's products are distributed nationwide through a network of independent distributors and a retail distribution network, which includes the leading home centers, major wholesale clubs and many hardware cooperatives.

  The consolidated financial statements include the accounts of Overhead Door Corporation and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Overhead Door Incorporated (the Parent) is a non-operating company whose only asset is its ownership of 100% of the outstanding common stock of Overhead Door Corporation (Overhead
Door). See Note B for the acquisition of the Parent as of July 18, 1996. The accompanying financial statements subsequent to July 17, 1996 ("Successor" financial statements) reflect the new basis of assets and liabilities acquired as of July 18, 1996 including additional goodwill and the indebtedness incurred to finance the acquisition. Financial statements for the periods prior to July 18, 1996 ("Predecessor" financial statements) reflect the basis of assets and liabilities of the previous owners of the Company. The following significant accounting policies were applied in both the Successor and Predecessor financial statements.

  Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

  Inventories are stated at the lower of cost, using the last-in, first-out method, or market.

  Property, plant and equipment is stated on the basis of cost, which includes interest cost incurred on significant capital expenditures during construction. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets. For buildings the estimated useful life is from 20 to 40 years. For machinery and equipment the estimated useful life is from 3 to 8 years.

  The excess of cost over the fair value of net assets acquired ("goodwill") generally is amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed at each balance sheet date to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. Amortization includes goodwill and trademarks amortized over 40 years; organizational fees and expenses, patents, and customer lists amortized over 10 years; and the value of the acquired work force amortized over 8 years.

  The financial position and results of operations of foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated at average exchange rates. Assets and liabilities have been translated at current exchange rates, and the related translation adjustments are being deferred as a separate component of Shareholder's Equity.

  Deferred income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.

  The Company recognizes sales revenue at the time products are shipped. Net sales represents the sales price to the customer, net of returns and allowances and unrecovered outbound freight costs. Returns historically have been less than 2.5% of gross sales.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE A. BUSINESS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Income per common share is based on the 1,000 shares of common stock that have been outstanding during all periods.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

  Certain amounts in prior years' financial statements have been reclassified to conform to the current year's presentation when applicable.

NOTE B. SANWA ACQUISITION

  On July 18, 1996, all of the outstanding common stock of Overhead Door Incorporated, a privately held Indiana corporation ("ODI"), the Company's parent, was acquired (the "Sanwa Acquisition") by Sanwa Shutter Corporation, of Tokyo, Japan ("Sanwa"). Sanwa USA Inc. ("Sanwa USA"), a newly formed Delaware corporation which is wholly owned by Sanwa, now holds all of the common stock of ODI. The total consideration paid or assumed was approximately $710 million, including $470 million in cash to acquire ODI's common stock, cancel options and warrants, and to redeem its preferred stock.

  The Sanwa Acquisition was accounted for by the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired is included in cost in excess of net assets of businesses acquired in the consolidated statements of financial condition. The Company refinanced its outstanding bank debt of approximately $154 million including accrued interest. Sanwa USA loaned to the Company the amounts necessary to fully repay and terminate the credit agreement which had represented all of the Company's outstanding bank debt, in accordance with the terms of a new bridge loan agreement between Sanwa USA and the Company (See Note F).

  Prior to the Sanwa Acquisition, the Company paid $35.6 million to certain employees and officers for the cancellation of outstanding ODI common stock options and warrants. This charge is included in the statement of operations as compensation expense for the Predecessor period. Additionally, a participating financial institution in the Company's previously outstanding credit facilities was paid $18.3 million for the cancellation of ODI common stock warrants. This charge is included in interest expense in the statement of operations for the Predecessor period.

  In 1996, the Company paid Sanwa USA approximately $439,000 and an affiliate of Bessemer Holdings, the previous owner, $454,000, for general corporate consulting and financial advising services.

  The following unaudited pro forma summary presents the results of operations assuming the Sanwa Acquisition had occurred on January 1, 1995 for the years ended December 31, 1996 and 1995. This summary does not purport to be indicative of what actual results of operations would have been had the Sanwa Acquisition been made as of that date or of results of operations for future periods. Actual statements of operations have given effect to the Sanwa Acquisition from its effective date.

                                                         PRO FORMA YEAR ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
      Net Sales.........................................   $572,027    $551,027
                                                         ==========  ==========
      Net Income (Loss)................................. $   (3,239) $      877
                                                         ==========  ==========
      Net Income (Loss) per Common Share................ $   (3,239) $      877
                                                         ==========  ==========

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE B. SANWA ACQUISITION (CONTINUED)

  The cancellation of stock options and warrants which resulted in a charge to compensation expense of $35.6 million and interest expense of $18.3 million in 1996 is assumed to have occurred prior to the Sanwa Acquisition and has been excluded. The proforma net income (loss) is effected by increased goodwill amortization which is not deductible for income tax purposes.

NOTE C. GENIE ACQUISITION

  On August 18, 1994, the Company acquired all of the capital stock of GMI Holdings, Inc. (d/b/a The Genie Company) ("Genie") from Brynwood Partners II L.P. (the "Genie Acquisition"). The aggregate consideration paid by the Company in the Genie Acquisition was approximately $183.0 million, consisting of a cash payment of approximately $181.3 million (the "Purchase Price") and the exchange for certain outstanding management options to acquire Genie shares, of options valued at approximately $1.7 million to acquire shares of the Parent. The intrinsic value in these options was recorded as a cost of the Genie Acquisition by a credit to additional capital. In addition, the Company paid $11.0 million in transaction fees and expenses including approximately $2.0 million in advisory fees to an affiliate of the former principal shareholder of the Parent. The Genie Acquisition has been accounted for by the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired is included in cost in excess of net assets of businesses acquired in the consolidated statements of financial condition. Genie manufactures and distributes automatic garage door operators and wet/dry vacuum cleaners primarily to retailers and professional installers throughout the U.S. and Europe. Genie is now a direct subsidiary of Overhead Door and the consolidated financial statements of the Company include the accounts and operations of Genie since August 18, 1994.


  The following unaudited pro forma summary presents the results of operations assuming the Genie Acquisition had occurred on January 1, 1994 for the year ended December 31, 1994. This summary does not purport to be indicative of what actual results of operations would have been had the Genie Acquisition been made on that date or of results of operations for future periods. Actual statements of operations of Overhead Door and Genie have been combined from the effective date of the Genie Acquisition.

                                                                   PRO FORMA
                                                                  YEAR ENDED
                                                               DECEMBER 31, 1994
                                                                 (PREDECESSOR)
                                                               -----------------
                                                                (IN THOUSANDS,
                                                                    EXCEPT
                                                                PER SHARE DATA)
      Net Sales...............................................     $524,199
                                                                   ========
      Net Income..............................................     $  7,557
                                                                   ========
      Net Income per Common Share.............................     $  7,557
                                                                   ========

  The 1994 pro forma summary excludes certain non-recurring transaction related expenses for a plant closing, final Genie employee bonuses and the extraordinary write-off of debt issue costs in connection with debt refinancing.

  Concurrent with the closing of the Genie Acquisition, the Company and Chemical Bank entered into a credit facility consisting of a $145.0 million senior term loan facility, the full amount of which was drawn down at the closing of the Genie Acquisition and was utilized to pay a portion of the Purchase Price, and a $75.0 million senior secured revolving credit facility used to refinance $28.0 million of the Company's previous revolving credit facility and provide $5.0 million towards the Genie Acquisition. In addition, the Parent issued

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE C. GENIE ACQUISITION (CONTINUED)

common stock, redeemable preferred stock and warrants to its principal shareholder and an affiliate, for an aggregate cash purchase price of $42.3 million, the proceeds of which the Parent contributed to the Company. The commercial debt facilities and the sale of stock and warrants provided the Company with the funds necessary to complete the Genie Acquisition and pay related fees and expenses.

NOTE D. ADVERTISING COSTS


  The Company expenses advertising costs as incurred. The total amount charged to advertising expense for the years ended December 31, 1996, 1995 and 1994 totaled $12.9 million, $10.7 million and $7.6 million, respectively.

NOTE E. EXTRAORDINARY ITEM

  As noted in Note C, a senior secured revolving credit facility was executed in the third quarter of 1994. Prepaid interest and capitalized loan fees relating to the previous secured revolving credit facility were written off resulting in an extraordinary charge to income of $0.3 million, which is net of a tax benefit of $0.2 million.

NOTE F. FINANCING OBLIGATIONS

  Long-term debt consists of the following at December 31:

                                                           SUCCESSOR PREDECESSOR
                                                             1996       1995
                                                           --------- -----------
                                                              (IN THOUSANDS)
   Unsecured Senior Notes bearing interest at 12.25% on
    the original face amount, due on February 1, 2000,
    redeemable at the option of the Company in whole or
    in part on or after February 1998....................  $ 90,006   $ 85,000
   Revolving Credit Facility ($75.0 million facility)
    bearing interest at a variable rate..................       --      29,000
   Term Loan Facility (original amount of $145.0 million)
    bearing interest at a variable rate..................       --     110,535
   Sakura Revolving Credit Facility ($53.0 million
    facility) bearing interest at 35 basis points above
    the applicable Federal Funds rate (6.0% at December
    31, 1996), maturing on September 28, 2001............    28,350        --
   Sanwa USA Term Note (original amount $122.0 million)
    bearing interest at a fixed rate of 8.2% during 1996,
    and 7.5% thereafter, maturing on September 30, 2000..   116,000        --
   Industrial Revenue Bonds bearing interest at 7%,
    repayable in monthly installments through March 1997.         3        272
                                                           --------   --------
     Total long-term debt................................   234,359    224,807
     Less current maturities.............................    28,023     15,077
                                                           --------   --------
       Total noncurrent maturities of long-term debt.....  $206,336   $209,730
                                                           ========   ========

  The carrying amount of the Unsecured Senior Notes was adjusted as of July 18, 1996 to their fair market value as a result of the Sanwa Acquisition (see Note B) by adding a premium ($5.0 million unamortized at December 31, 1996) which results in an effective interest rate of 11.5% in the statement of operations subsequent to July 17, 1996.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE F. FINANCING OBLIGATIONS (CONTINUED)

  In connection with the Sanwa Acquisition, the Company borrowed approximately $154.0 million from Sanwa USA under a bridge loan agreement to repay the outstanding balances, plus accrued interest, on the Revolving Credit Facility, and the Term Loan Facility. On October 31, 1996, the Company refinanced the bridge term loan with a term note facility with Sanwa USA in the amount of $122.0 million (the "Sanwa USA Term Note") and a revolving credit facility for $53.0 million with the Sakura Bank, Ltd., (the "Sakura Revolving Credit Facility"). The Sanwa USA Term Note and the Sakura Revolving Credit Facility are senior to the Unsecured Senior Notes.

  The Sakura Revolving Credit Facility requires principal and interest payments at the maturity of each loan advanced, not to exceed 364 days. This facility is guaranteed by Sanwa. The annual effective interest rate on the revolving credit facilities outstanding during 1996 and 1995 was 8.3% and 9.1%, respectively.

  The Sanwa USA Term Note requires scheduled principal repayments on the last day of each calendar quarter until maturity on September 30, 2000. The annual effective interest rate on the term loan facilities outstanding during 1996 and 1995 was 8.2% and 8.8%, respectively. Effective January 1, 1997, the Sanwa USA Term Note fixed rate is 7.5%.

  At December 31, 1996, annual debt maturities are as follows:

                                           (IN THOUSANDS)
            1997..........................    $ 28,023
            1998..........................      35,251
            1999..........................      35,000
            2000..........................     107,735
            2001..........................      28,350
            Thereafter....................           -
                                              --------
                                              $234,359
                                              ========

  The above maturity schedule assumes that the total outstanding balance of the Sakura Revolving Credit Facility is repaid on its maturity date in 2001.

  Total interest paid in 1996, 1995 and 1994 was $24.1 million, $28.4 million and $28.1 million, respectively. The 1994 amount includes $9.5 million of prepaid interest and $1.2 million of rate cap fees which were being amortized over periods of 1 to 5 years. The 1996 amount excludes $18.3 million paid for the cancellation of common stock warrants (see Note B).

NOTE G. INVENTORIES

  Inventories are classified as follows at December 31:

                                                           SUCCESSOR PREDECESSOR
                                                             1996       1995
                                                           --------- -----------
                                                              (IN THOUSANDS)
   At current cost:
     Raw materials........................................  $33,245    $38,420
     Work in process......................................   14,356     18,330
     Finished goods.......................................   32,908     29,475
                                                            -------    -------
                                                             80,509     86,225
   Difference between current cost and LIFO cost..........      510     (5,188)
                                                            -------    -------
   Inventories, net.......................................  $81,019    $81,037
                                                            =======    =======

  Current cost of inventories is determined using the first-in, first-out
(FIFO) method of inventory accounting, which approximates current cost.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE H. INCOME TAXES

  The income tax provision (benefit) includes Federal and state income taxes currently payable or recoverable and the effect of temporary differences in recognizing income and expenses for financial reporting and tax purposes. Federal and state income tax provisions (benefits) are as follows:

                                        SUCCESSOR          PREDECESSOR
                                       ------------ ---------------------------
                                        JULY 18 TO   JANUARY 1    YEAR ENDED
                                       DECEMBER 31, TO JULY 17,  DECEMBER 31,
                                           1996        1996      1995    1994
                                       ------------ ----------- ------  -------
   Federal income taxes--current......    $  --      $(10,968)  $4,783  $ 8,251
   Federal income taxes--deferred.....     3,733       (9,169)     (26)  (2,723)
   State income taxes--current........       --           --       896    1,073
   State income taxes--deferred.......       699       (1,718)      (6)    (441)
                                          ------     --------   ------  -------
                                          $4,432     $(21,855)  $5,647  $ 6,160
                                          ======     ========   ======  =======

  The principal differences between the U.S. Federal income tax rate and the Company's effective income tax rate are as follows:

                                       SUCCESSOR          PREDECESSOR
                                      ------------ ---------------------------
                                       JULY 18 TO   JANUARY 1   YEAR ENDED
                                      DECEMBER 31, TO JULY 17, DECEMBER 31,
                                          1996        1996      1995     1994
                                      ------------ ----------- ------   ------
   Federal income tax rate on pretax
    income..........................      35.0 %      (35.0)%    35.0 %   35.0 %
   State income taxes, net of
    federal benefit.................       7.8         (3.9)      6.1      4.8
   Amortization of intangibles......      33.7          1.4      15.0      6.3
   Nondeductible travel and
    entertainment...................       0.8          0.1       1.0      0.6
   Foreign (earnings)losses.........      (1.1)        (0.7)      1.9      0.4
   Other items--net.................       --           --        --      (0.6)
                                          ----        -----    ------   ------
                                          76.2 %      (38.1)%    59.0 %   46.5 %
                                          ====        =====    ======   ======

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE H. INCOME TAXES (CONTINUED)

  Significant components of the Company's deferred tax liabilities and assets representing the difference between the financial reporting and income tax basis of assets and liabilities on the statement of financial condition are as follows at December 31:

                                                          SUCCESSOR  PREDECESSOR
                                                            1996        1995
                                                          ---------  -----------
                                                             (IN THOUSANDS)
   Deferred tax liabilities:
     Intangible assets................................... $(24,945)   $(19,301)
     Property, plant, and equipment......................  (22,900)    (16,503)
     Inventory...........................................   (4,576)     (4,062)
     Prepaid organization costs..........................      --       (1,499)
     Safe harbor lease...................................     (460)     (1,368)
     Other...............................................   (3,288)     (3,487)
                                                          --------    --------
       Total deferred tax liabilities....................  (56,169)    (46,220)
   Deferred tax assets:
     Self insurance reserves.............................    5,488       5,494
     Net operating loss carryforward.....................    5,363         --
     Accounts receivable allowances......................    2,317       1,064
     Reserve for common stock investment.................    2,271       2,271
     Bond premium........................................    1,952         --
     Tax credit carryforward.............................    1,813         --
     Acquisition costs...................................    1,170         --
     Pension accruals....................................      816       1,371
     Compensation expense relating to vesting of parent
      company warrants...................................      --          972
     Plant closing accrual...............................      227         742
     Other...............................................    5,283       5,625
                                                          --------    --------
       Total deferred tax assets.........................   26,700      17,539
     Valuation allowance for deferred assets.............   (2,271)     (2,271)
                                                          --------    --------
       Net deferred tax assets...........................   24,429      15,268
                                                          --------    --------
   Net deferred tax liabilities.......................... $(31,740)   $(30,952)
                                                          ========    ========
   Amount included in prepayments and other current
    assets............................................... $ 13,023    $  4,335
   Noncurrent deferred income tax liabilities............  (44,763)    (35,287)
                                                          --------    --------
   Net deferred tax liabilities.......................... $(31,740)   $(30,952)
                                                          ========    ========

  The Company must report taxable income amounts relating to the "safe harbor" lease, totaling $1.2 million during 1997.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE H. INCOME TAXES (CONTINUED)

  At December 31, 1996 the Company has net operating loss carryforwards of approximately $12.0 million for income tax purposes that expire in 2010. In addition, at December 31, 1996, the Company has general business tax credit carryforwards of $0.5 million that expire in years 1997 through 2006 and minimum tax credits of $1.3 million that carry forward indefinitely.

  Net cash disbursements (receipts) for Federal and state income taxes for the years ended December 31, 1996, 1995 and 1994 were $(0.1) million, $0.8 million and $11.5 million, respectively.

NOTE I. LEASE COMMITMENTS

  Rent expense for 1996, 1995 and 1994 was $6.9 million, $6.7 million and $5.6 million, respectively.

  Future minimum rental commitments on all noncancelable operating leases at December 31, 1996 are:

                                         BUILDINGS EQUIPMENT
                                         --------- ---------
                                           (IN THOUSANDS)
           1997.........................  $ 2,441   $1,661
           1998.........................    2,221    1,108
           1999.........................    1,355      565
           2000.........................      922      476
           2001.........................      922      274
           Thereafter...................    3,776      218
                                          -------   ------
                                          $11,637   $4,302
                                          =======   ======

NOTE J. LITIGATION AND OTHER CONTINGENCIES

  The Company is a defendant in five lawsuits in which the plaintiffs seek damages for personal injuries alleged to have been incurred in handling "Jifflox" converter dollies previously manufactured by the Company. These converter dollies are used to connect truck trailers in tandem. As a result of a separate product line divestiture and the resultant closing of the manufacturing facility where that product and the Jifflox converter dollies were manufactured, Jifflox production was discontinued in the second quarter of 1987. The plaintiffs are truck drivers or truck yard employees who allege they have suffered personal injuries in moving a Jifflox dolly. The lawsuits allege various theories of liability, including negligence, warranty, failure to warn and strict liability. The lawsuits allege that Jifflox dollies are defectively designed so as to preclude safe maneuvering in truck yards or that they are too heavy or that they do not contain adequate warnings against misuse. Unspecified damages are claimed. The Company denies liability in each of the lawsuits.

  The Company is a defendant in a number of lawsuits in which damages are sought for property damage alleged to have been caused or contributed to by aluminum windows manufactured by Premier Products, a former division of the Company which was divested in 1989. At December 31, 1996, 46 such cases were pending, all of which are venued in state courts in California. The cases typically involved multi-family residences. The general contractor and all subcontractors who were originally involved in the construction of these residences, including the Company, are typically joined as defendants or cross-defendants. The suits allege various theories of liability, including negligence and contract under California's ten year construction defect statute of limitations. The Company denies liability in each of the lawsuits.

  The Company filed a Complaint for Declaratory Judgment in August 1995, in the United States District Court for the Northern District of Texas against The Chamberlain Group, Inc. The Complaint requests a declaratory judgment that a line of residential garage door openers which the Company has recently introduced does not infringe a particular patent owned by Chamberlain. Chamberlain has filed a counterclaim against the Company alleging that such openers do infringe its patent and that such infringement is willful. An injunction and unspecified damages are requested.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE J. LITIGATION AND OTHER CONTINGENCIES (CONTINUED)

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

  Although the results of any litigation or claim cannot be predicted with certainty, management believes that the outcome of pending litigation and claims, when considered in conjunction with self insurance reserves established therefore ($13.2 million at December 31, 1996 and $14.1 million at December 31, 1995) will not have a material adverse effect on the Company's results of operations or financial condition.

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

  Due to all the foregoing uncertainties, it is not possible at this time to determine what the Company's future liability (if any) in connection with this site will be. However, with the limited information currently available, the Company estimates that its liability at this site could be between $1.5 million and $6.0 million depending on the type and scope of the remediation, the number of responsible parties and how the liability is shared. Any such liability to the Company would probably be payable over three to five years. For the foregoing reasons, the Company created a reserve in prior years for environmental liabilities for the site of $1.5 million. This reserve may need to be changed from time to time as more information becomes available, and there can be no assurance that the existing reserves will be adequate for the intended purpose. After consideration of this reserve, the above stated estimated liability is not expected to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE J. LITIGATION AND OTHER CONTINGENCIES (CONTINUED)

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

  As of December 31, 1996 and December 31, 1995, accounts receivable from companies in the construction industry totaled $82.2 million and $81.6 million, respectively. The Company extends credit and requires collateral, if necessary, based on the evaluation of each customer's financial condition. Credit losses are provided for in the financial statements.

NOTE K. RETIREMENT BENEFITS

  The Company has established retirement plans for substantially all employees. Certain salaried and hourly employees are covered by defined benefit plans and others are covered by the defined contribution plan. The benefits for certain defined benefit plans are based on years of service and the employees' compensation during the last five years of employment. For other defined benefit plans, benefits are based on age at retirement and years of credited service. For the defined contribution plan, the Company makes quarterly contributions based on each participant's compensated hours during a quarter at a rate defined in each location's adoption agreement. Defined contribution participants vest at 20% after completion of three years of service and thereafter at 20% per year until fully vested in seven years. Participants in the defined benefit plans are vested after five years of service.

  The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

  Net pension expense for defined contribution plans for the years ended December 31, 1996, 1995 and 1994 totaled $2.0 million, $1.5 million and $1.0 million, respectively. A summary of the components of net periodic pension expense for the defined benefit plans is as follows for the years ended December 31:

                                                      1996     1995     1994
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Service cost--benefits earned during the period.. $ 1,505  $ 1,020  $ 1,045
   Interest cost on projected benefit obligation....   1,746    1,590    1,448
   Actual gain on plan assets.......................  (1,820)  (2,292)     (18)
   Net amortization and deferral....................     221    1,037   (1,469)
                                                     -------  -------  -------
   Net periodic pension expense for defined benefit
    plans........................................... $ 1,652  $ 1,355  $ 1,006
                                                     =======  =======  =======

  Assumptions used in accounting for the defined benefit plans at December 31 were:

                                                1996        1995        1994
                                             ----------  ----------  ----------
   Weighted-average discount rate..........    7.50%       7.25%       8.00%
   Rate of increase in compensation levels.    6.00%       6.00%       6.00%
   Expected long-term rate of return on
    assets.................................  8.00%-8.50% 8.00%-8.50% 8.00%-8.50%

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE K. RETIREMENT BENEFITS (CONTINUD)

  The following table sets forth the funded status and amounts recognized in the consolidated statements of financial condition of the Company's defined benefit pension plans, whose accumulated benefits exceed assets as of December 31:

                                                              1996      1995
                                                            --------  --------
                                                             (IN THOUSANDS)
   Actuarial present value of accumulated plan benefits:
     Accumulated benefit obligation:
     Vested................................................ $(19,640) $(18,624)
     Nonvested.............................................   (1,736)   (1,761)
                                                            --------  --------
                                                            $(21,376) $(20,385)
                                                            ========  ========
   Projected benefit obligation for service rendered to
    date................................................... $(25,615) $(23,852)
   Net assets available for benefits.......................   23,462    19,321
                                                            --------  --------
   Projected benefit obligation in excess of plan assets...   (2,153)   (4,531)
   Unrecognized net (gain) loss............................   (1,025)      853
   Prior service cost not yet recognized in net periodic
    pension expense........................................      143       129
   Unrecognized net asset at the beginning of the year.....      --       (543)
   Adjustment to recognize minimum liability...............     (169)     (198)
                                                            --------  --------
   Net pension liability recognized in the consolidated
    statements of financial condition...................... $ (3,204) $ (4,290)
                                                            ========  ========

  The Company's assumed weighted average discount rate at December 31, 1996 increased to 7.50% from 7.25% at December 31, 1995. The increase in the assumed weighted average discount rate resulted in a decrease in the calculated projected benefit obligation at December 31, 1996 of $0.8 million.

  The majority of the plans' assets for 1996 and 1995 were invested in listed stocks, bonds and an insurance contract, with the remainder invested in mutual funds.

NOTE L. EMPLOYEE BENEFITS

  The Company has an employee savings plan that provides deferred income tax treatment for contributions in accordance with Internal Revenue Code Section 401(k). All full-time salaried and hourly employees (excluding those represented by a bargaining agreement) who are at least 20 years of age and have been employed with the Company at least six months are eligible to participate in the plan. Under the Overhead Door plan, eligible participating employees may elect to contribute up to 12% of their salaries to a trust for investment in a fixed income fund or two equity funds. The Board of Directors determines annually the Company's contribution, which vests at 20% per year. The Company contributed an amount equal to 40% in each of 1996, 1995 and 1994 of the first 6% of compensation contributed by participants. Under the separate Genie plan, which was terminated in December, 1995, eligible employees could elect to contribute up to 15% of their salaries to a trust for investment in various combinations of a fixed income fund and four equity funds. The Company contributed 3% of the compensation of all participants and up to an additional 50% of the first 6% of compensation contributed by the participants. The Company's contribution expense for employees totaled $0.8 million, $1.0 million and $0.7 million in 1996, 1995 and 1994, respectively. The expense includes Genie from the date of acquisition.

NOTE M. FAIR VALUES OF FINANCIAL STATEMENTS

  At December 31, 1996 and 1995, fair values of the Company's investments in cash and cash equivalents and notes receivable and in its obligations under debt agreements approximate, in all material respects, the carrying amounts reported in the consolidated statements of financial condition.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE N. PLANT CLOSING

  The Company recorded a $6.0 million liability during December 1994 for the closing of a facility that manufactured residential and commercial operators. Consolidation into other Genie facilities was completed in April 1995. This charge for the plant closing consisted of employee severance for 65 salaried and 229 hourly employees ($1.6 million), write-offs of discontinued products and vendor cancellation charges ($1.6 million), write-down of building, machinery and equipment to liquidation values ($2.5 million), and other miscellaneous items. The cash portion of these expenses approximates $2.5 million and was incurred in 1995. The building was sold in 1996.

NOTE O. SEGMENTS OF BUSINESS

  The Company operates in two principal business segments: Door Systems Group and Vehicular and Other Products Group.

  The Door Systems Group consists of upward acting sectional doors for residential and commercial use, rolling steel doors and grilles for commercial use, door operators and controls, and automatic pedestrian doors.

  The Vehicular and Other Products Group consists of upward acting doors for trucks and trailers, laminated panels, industrial traffic doors, loading dock equipment, and wet/dry utility vacuums.

  Operating profit is derived from net sales, less operating expenses, excluding corporate and interest expenses. Identifiable assets for each segment include both assets directly identified with those operations and an allocable share of jointly used assets.

  In 1996, residential door openers, commercial sectional doors and residential doors accounted for approximately 28%, 11% and 17% respectively of consolidated net sales.

  While no customer of the Company accounts for 10% or more of consolidated sales, the home center customers of Genie are extremely important to the current sales and the future business strategies of Genie and the Door Systems Group. Foreign operations and export sales are not material to the consolidated financial statements.

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE O. SEGMENTS OF BUSINESS (CONTINUED)

  Segment data is as follows:

                              SUCCESSOR               PREDECESSOR
                             ------------ ------------------------------------
                              JULY 18 TO   JANUARY 1
                             DECEMBER 31, TO JULY 17, YEAR ENDED DECEMBER 31,
                                 1996        1996        1995         1994
                             ------------ ----------- -----------  -----------
                                              (IN THOUSANDS)
Net Sales
 Door Systems Group.........   $245,742    $230,628      $448,183     $352,346
 Vehicular and Other Prod-
  ucts Group................     44,664      50,993       102,844       84,789
                               --------    --------   -----------  -----------
   Total....................   $290,406    $281,621      $551,027     $437,135
                               ========    ========   ===========  ===========
Operating Profit
 Door Systems Group.........   $ 20,788    $ 16,408   $    44,536  $    38,107
 Vehicular and Other Prod-
  ucts Group................      1,742       1,699         6,140        8,904
                               --------    --------   -----------  -----------
                                 22,530      18,107        50,676       47,011
 Corporate Expense..........     (7,101)    (42,557)      (12,386)     (14,171)
 Interest Expense...........     (9,619)    (32,808)      (28,713)     (19,586)
                               --------    --------   -----------  -----------
   Income (Loss) Before In-
    come Taxes..............   $  5,810    $(57,258)  $     9,577  $    13,254
                               ========    ========   ===========  ===========
Depreciation and Amortiza-
 tion Expense
 Door Systems Group.........   $  9,118    $  8,013   $    14,469  $     9,529
 Vehicular and Other Prod-
  ucts Group................      1,853       1,123         2,054        1,780
 Corporate Office...........        918         714           924        1,135
                               --------    --------   -----------  -----------
   Total....................   $ 11,889    $  9,850   $    17,447  $    12,444
                               ========    ========   ===========  ===========
Capital Expenditures
 Door Systems Group.........   $  2,167    $  1,960   $     5,186  $     3,336
 Vehicular and Other Prod-
  ucts Group................        199         141           913          565
 Corporate Office...........      1,047         150           207          170
                               --------    --------   -----------  -----------
   Total....................   $  3,413    $  2,251   $     6,306  $     4,071
                               ========    ========   ===========  ===========
                              SUCCESSOR                     PREDECESSOR
                             ------------             ------------------------
                             DECEMBER 31,                  DECEMBER 31,
                                 1996                    1995         1994
                             ------------             -----------  -----------
                                              (IN THOUSANDS)
Identifiable Assets
 Door Systems Group.........   $622,444                  $409,580     $404,751
 Vehicular and Other Prod-
  ucts Group................    125,397                    42,550       43,351
 Corporate Office...........     98,419                    23,300       34,652
                               --------               -----------  -----------
   Total....................   $846,260                  $475,430     $482,754
                               ========               ===========  ===========

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

NOTE P. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                  PREDECESSOR                        SUCCESSOR
                         -------------------------------     -------------------------
                                                                          THREE MONTHS
                         THREE MONTHS ENDED    JULY 1 TO      JULY 18 TO     ENDED
                         MARCH 31    JUNE 30    JULY 17      SEPTEMBER 30 DECEMBER 31
                         ---------  ---------  ---------     ------------ ------------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
----
Net Sales............... $ 126,242  $ 139,758  $ 15,621        $127,696     $162,710
Gross Profit............    24,437     29,518     1,040          25,564       34,034
Net Income (Loss)....... $    (943) $   1,419  $(35,879)(a)    $    416     $    962
                         =========  =========  ========        ========     ========
Net Income (Loss) Per
 Common Share (b)....... $    (943) $   1,419  $(35,879)       $    416     $    962
                         =========  =========  ========        ========     ========
                                                 THREE MONTHS ENDED
                                    --------------------------------------------------
                                    MARCH 31    JUNE 30      SEPTEMBER 30 DECEMBER 31
                                    ---------  ---------     ------------ ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
----
Net Sales...............            $ 126,174  $132,025        $137,872     $154,956
Gross Profit............               24,211    25,260          27,749       33,271
Net Income (Loss).......            $    (958) $   (395)       $  1,190     $  4,093
                                    =========  ========        ========     ========
Net Income (Loss) Per
 Common Share (b).......            $    (958) $   (395)       $  1,190     $  4,093
                                    =========  ========        ========     ========

--------
(a) Includes a $53.9 million charge, partially offset by a tax benefit of approximately $21.0 million for compensation and interest expense related to the payment for the cancellation of stock options and warrants prior to the Sanwa Acquisition (see Note B).

(b) Quarterly income (loss) per common share amounts are computed on the basis of the weighted average number of common shares outstanding for each quarter.

NOTE Q. EQUITY

  During 1994, the Parent vested certain warrants to purchase common stock of the Parent held by certain current and former officers of the Company resulting in compensation expense of approximately $4.1 million. This expense has been included in the Company's statements of operations with an offset to additional capital and accrued compensation.

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A            COL. B                COL. C                  COL. D        COL. E
         ------          ---------- --------------------------------- ------------ --------------
                                                ADDITIONS
                                    ---------------------------------
                         BALANCE AT                  CHARGED TO OTHER
                         BEGINNING  CHARGED TO COSTS    ACCOUNTS--    DEDUCTIONS-- BALANCE AT END
      DESCRIPTION        OF PERIOD    AND EXPENSES       DESCRIBE       DESCRIBE     OF PERIOD
      -----------        ---------- ---------------- ---------------- ------------ --------------
                                                      (IN THOUSANDS)
July 18, 1996 to Decem-
 ber 31, 1996
  Allowance for doubtful
   trade receivables....   $8,035        $ 635 (1)        $  --          $1,188(4)     $7,482
  Allowance for valua-
   tion of long-term re-
   ceivables............      328          --                --             --            328
                           ------        -----            ------         ------        ------
                           $8,363        $ 635            $  --          $1,188        $7,810
                           ======        =====            ======         ======        ======
Purchase Accounting
  Allowance for doubtful
   trade receivables....   $5,485        $ --             $2,550 (2)     $  --         $8,035
  Allowance for valua-
   tion of long-term re-
   ceivables............      328          --                --             --            328
                           ------        -----            ------         ------        ------
                           $5,813        $ --             $2,550         $  --         $8,363
                           ======        =====            ======         ======        ======
Period Ended July 17,
 1996
  Allowance for doubtful
   trade receivables....   $5,824        $ 316 (1)        $  --          $  655(4)     $5,485
  Allowance for valua-
   tion of long-term re-
   ceivables............      424          --                --              96(4)        328
                           ------        -----            ------         ------        ------
                           $6,248        $ 316            $  --          $  751        $5,813
                           ======        =====            ======         ======        ======
Year Ended December 31,
 1995
  Allowance for doubtful
   trade receivables....   $5,047        $ 735 (1)        $  254 (3)     $  212(4)     $5,824
  Allowance for valua-
   tion of long-term re-
   ceivables............      678          --               (254)(3)        --            424
                           ------        -----            ------         ------        ------
                           $5,725        $ 735            $    0         $  212        $6,248
                           ======        =====            ======         ======        ======
Year Ended December 31,
 1994
  Allowance for doubtful
   trade receivables....   $3,065        $ 916 (1)        $2,160 (3)     $1,094(4)     $5,047
  Allowance for valua-
   tion of long-term re-
   ceivables............    1,555         (200)(1)          (330)(3)        347(4)        678
                           ------        -----            ------         ------        ------
                           $4,620        $ 716            $1,830         $1,441        $5,725
                           ======        =====            ======         ======        ======

--------
(1) Amounts charged to selling, general and administrative expense.
(2) In connection with the Sanwa Acquisition, the Company increased its allowance for doubtful trade receivables through a purchase accounting adjustment.
(3) Account reclassifications and Genie acquisition in 1994.
(4) Amounts charged off less recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's directors and the executive officers are as follows (ages as of December 31, 1996):

 NAME                               AGE                  TITLE
 ----                               ---                  -----
 Brian J. Bolton..................   58 Chief Executive Officer and Chairman of
                                        the Board
 Fred S. Grunewald................   46 President, Chief Operating Officer
 James F. Brum....................   53 Executive Vice President--Finance and
                                        Chief Financial Officer
 C. Michael Budd..................   50 Senior Vice President--Sales
 John Venema......................   44 Senior Vice President--Marketing and
                                        Market Development
 John C. Macaulay.................   53 Vice President and Controller
 Keith W. Brockman................   52 Vice President and Treasurer
                                        Vice President--General Counsel and
 William A. Schochet..............   43 Secretary
 Robert P. Thompson...............   47 President--Horton Automatics
 Daniel C. Rengert................   52 President--Vehicular Products
 Toshitaka Takayama...............   57 Director
 Kiyoshi Hashimoto................   59 Director
 Toshio Shimomura.................   55 Director

  Brian J. Bolton joined the Company as Executive Vice President, Chief Operating Officer and a director in 1987. He became Chief Executive Officer in 1990, and became Chairman of the Board in 1994. Prior to joining the Company, he had since 1979 been President and Chief Operating Officer of Aircondex, Inc., a manufacturer serving the refrigeration and air conditioning industries. Mr. Bolton had previously served with the Company from 1973 to 1979, holding several positions including, finally, that of Senior Vice President of ten operating divisions and had responsibility for corporate purchasing and marketing. Mr. Bolton is a Director, and the First Vice President of Door Access Systems Manufacturers Association, is a Director of the American Fitness Association, and is a member of the Policy Advisory Board of Harvard University's Joint Center for Housing Studies.

  Fred S. Grunewald joined the Company as President and Chief Operating Officer in January 1996. Prior to joining the Company, Mr. Grunewald had served as President of Rubbermaid Inc. Home Products Division from April, 1994 to May, 1995. Before that he was Vice President, Marketing, Engineering and Quality at Black & Decker Household Products. He had served in several capacities at Black & Decker becoming a General Manager in June, 1991 and a Vice President from February, 1992 to February, 1994.

  James F. Brum joined the Company as Executive Vice President--Finance and Chief Financial Officer in December, 1994. Prior to joining the Company, Mr. Brum was Executive Vice President--Finance and Chief Financial Officer of AAF--McQuay, Inc., a privately owned international manufacturer of commercial heating and air conditioning products and commercial and residential air filtration, from May, 1994 to November, 1994. From October, 1987 to May, 1994, Mr. Brum held the same position with Snyder General Corporation, the predecessor company to AAF--McQuay, Inc.

  C. Michael Budd was appointed Senior Vice President, Sales for the Company in March, 1995. Mr. Budd had joined Genie in October, 1992 as Vice President Sales, and became Senior Vice President Sales and Marketing of Genie in January, 1995. Previously he had been President and Chief Executive Officer of Mel Pearson & Co., a Manufacturer Representative Agency serving the consumer goods industry from 1979.

  John Venema joined the Company as Senior Vice President--Marketing and Market Development in March, 1996. Prior to joining the Company, Mr. Venema had been with Black & Decker, serving in several capacities between February, 1992 and March, 1996, including, finally, that of Vice President Housewares for the Eastern Hemisphere Group.

  John C. Macaulay joined the Company as Vice President and Controller in October, 1995. Previously, Mr. Macaulay had been Vice President, Controller and Assistant Treasurer of Pillowtex, Inc. since April, 1994. In

1992 he was promoted to Vice President and Controller of INDRESCO Inc., a manufacturer of mining and industrial equipment formerly a part of Dresser Industries, Inc. From 1984 until that time he served as Director of Operations Analysis of Dresser Industries, Inc.

  Keith W. Brockman joined the Company as a Controller in 1978. He became the Company's Chief Accounting Officer in 1981, and a Vice President in 1982. In 1995, he was elected Treasurer. He is a certified public accountant.

  William A. Schochet joined the Company as Counsel in 1984 and became Vice President--General Counsel and Secretary in 1990. Mr. Schochet had previously been counsel to Diamond Shamrock Corporation.

  Daniel C. Rengert joined the Company in 1966. He became Vice President and General Manager of the TODCO division in 1981 and its President in 1992. He has held many positions during his tenure with the Company, including Field Sales Manager, General Sales Manager and General Manager, all at the TODCO division.

  Robert P. Thompson joined the Company in August, 1995 as the President of Horton Automatics. Mr. Thompson had previously been Vice President Marketing and Sales for Stanley Access Technologies Division of The Stanley Works since March, 1991.

  Toshitaka Takayama became a director of the Company in July, 1996. Mr. Takayama has been President of Sanwa Shutter Corporation, Tokyo, Japan, since 1981, and in addition has been President of Sanwa USA Inc. since its formation in 1996.

  Kiyoshi Hashimoto became a director of the Company in July, 1996. Mr. Hashimoto has served Sanwa Shutter Corporation, Tokyo, Japan, in several capacities since 1986, beginning as Director, then as Managing Director in 1992 and as Senior Managing Director since 1994. Mr. Hashimoto has also been Secretary of Sanwa USA Inc. since its formation in 1996.

  Toshio Shimomura became a director of the Company in July, 1996. Mr. Shimomura has served Sanwa Shutter Corporation, Tokyo, Japan, as Director since 1990 and as Managing Director since 1996. Mr. Shimomura has also been Treasurer of Sanwa USA Inc. since its formation in 1996.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the compensation earned by the Chief Executive Officer and the four other most highly paid executives for services rendered in 1996, 1995 and 1994:

                          SUMMARY COMPENSATION TABLE

                                                                    LONG- TERM COMPENSATION
                                                               ---------------------------------
                              ANNUAL COMPENSATION                      AWARDS          PAYOUTS
                         ------------------------------------  ---------------------- ----------
                                                                          SECURITIES
                                                               RESTRICTED UNDERLYING
                                                                 STOCK      OPTIONS      LTIP        ALL OTHER
NAME AND PRINCIPAL                                  OTHER        AWARDS      /SARS     PAYOUTS      COMPENSATION
     POSITION       YEAR  SALARY      BONUS      COMPENSATION     ($)         (#)        ($)            ($)
------------------  ---- --------    --------    ------------  ---------- ----------- ----------    ------------
Brian J. Bolton     1996 $887,170    $    --       $    --        $--           --    $      --       $ 3,600
 Chief Executive    1995  510,498         --            --         --           --           --         3,600
 Officer            1994  497,556     250,000           --         --       200,000    1,285,358(1)     3,600
Fred S. Grunewald   1996 $325,508    $    --       $120,679(2)    $--       400,000   $      --       $ 3,600
 President and      1995      --          --            --         --           --           --           --
 Chief Operating    1994      --          --            --         --           --           --           --
 Officer
Howard R. Simmons   1996 $206,250    $    --       $    --        $--           --    $      --       $72,350(3)
 Executive Vice     1995  270,411         --            --         --           --           --         3,600
 President--        1994  259,248     105,000           --         --       125,000      535,550(1)     3,600
 Operations
James F. Brum       1996 $214,900    $    --       $    --        $--           --    $      --       $ 3,600
 Executive Vice     1995  205,835         --            --         --           --           --         2,520
 President--        1994   15,256      50,000           --         --       100,000          --           --
 Finance and Chief
 Financial Officer
C. Michael Budd     1996 $195,833    $    --       $ 32,702(4)    $--           --    $      --       $ 3,600
 Senior Vice        1995  177,500         --         94,326(4)     --           --           --         4,296
 President--Sales   1994   45,375(5)   60,000(5)        --         --       125,000          --           907
Robert P. Thompson  1996 $152,500    $ 60,000      $ 77,338(6)    $--           --    $      --       $ 2,760
 President--        1995   62,500         --            --         --        50,000          --           --
 Horton Automatics  1994      --          --            --         --           --           --           --

--------
(1) Attributable to the vesting of certain warrants to purchase shares of the Parent's Common Stock held by Messrs. Bolton and Simmons.
(2) Includes moving expenses of $115,316.
(3) Mr. Simmons retired September 30, 1996. Amount includes $68,750 for his salary continued through December 31, 1996 on a consulting basis.
(4) Includes moving expenses of $19,970 in 1996 and $66,160 in 1995.
(5) Mr. Budd's 1994 compensation is for the period from August 18, 1994, the date of the Genie Acquisition, to December 31, 1994. Mr. Budd's 1994 compensation by Genie prior to August 18, 1994 is not included.
(6) Including moving expenses of $69,468.

  Mr. Bolton's salary is established by his employment contract--See Employment Contracts, below. The Executive Compensation Committee or Board of Directors do not annually establish the salary of the Chief Executive Officer.

  Aggregate Option Exercise and Fiscal Year-End Option Values Table. Shown below is information with respect to the payment for cancellation of outstanding options held by the named executive officers in connection with the purchase of the Parent's stock by Sanwa.

                                                      NUMBER OF SECURITIES
                                                           UNDERLYING                     VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                                        DECEMBER 31, 1996                   DECEMBER 31, 1996
                                                   --------------------------------     -------------------------
                            SHARES
                         ACQUIRED ON     VALUE
NAME                     EXERCISE (#) REALIZED ($) EXERCISABLE       UNEXERCISABLE      EXERCISABLE UNEXERCISABLE
----                     ------------ ------------ -------------     --------------     ----------- -------------
Brian J. Bolton.........   329,381     $4,713,344                --                 --      --           --
Fred S. Grunewald.......   400,000     $4,152,680                --                 --      --           --
Howard R. Simmons.......   235,471     $2,444,587                --                 --      --           --
James F. Brum...........   100,000     $1,038,170                --                 --      --           --
C. Michael Budd.........   216,860     $3,049,638                --                 --      --           --
Robert P. Thompson......    50,000     $  519,085                --                 --      --           --

  Long-Term Incentive Plan ("LTIP") Awards. Mr. Grunewald was granted options to purchase 400,000 shares in January, 1996 in connection with his employment agreement.

DIRECTOR COMPENSATION

  The Company does not pay directors fees to its directors.

COMPENSATION PLANS

  Money Accumulation Plan. Pursuant to the terms of this Plan, all full time salaried, hourly nonunion, and certain union employees of the Company who are at least 20 years old and have been employed with the Company for at least six months are eligible to participate. Participants are entitled to direct that up to 12% of their salary or wages, subject to limits imposed by law, be withheld and invested on their behalf by the Plan's Trustee in one or more of four investment options. The Company has established the Plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Income taxes on amounts contributed to the Plan by employees or by the Company are deferred until withdrawal. For 1996, the Company contributed 40 cents for each one dollar contributed to the Plan by each participant, up to the first six percent of the employee's pay. The Company's contributions for future Plan years are determined by the Company's Board of Directors. The amounts contributed by the Company are subject to certain vesting requirements based on the participating employee's length of service computed from the employee's date of employment. Employees with up to one year of service with the Company are 20% vested; more than one year of service, 40%; more than two years of service, 60%; and more than three years of service, 80%. Employees with more than four years of service are fully vested as to the amounts contributed by the Company.

  Salaried Employees Retirement Plan. Under the Retirement Plan, salaried employees, after meeting eligibility and vesting requirements, are entitled to receive a pension at normal retirement date (age 65). The Plan requires a minimum of 5 years of service before any benefits vest to the participant. The amount of this pension is determined by multiplying the retiree's years of benefit service with the Company (limited to 30) times 1% times the retiree's annual average compensation, plus 0.65% of the annual average compensation in excess of his social security covered compensation times the number of years of benefit service. The annual average compensation is the highest total compensation received during any five consecutive years during the last ten years preceding retirement, divided by five. The annual amounts payable at salaried retirement for employees with various years of service and final average salary may be gauged by the following table.

 FINAL AVERAGE SALARY           RETIREMENT BENEFITS BY YEARS OF SERVICE
 --------------------       ---------------------------------------------------
                              10      15       20       25       30       35
                            ------- -------  -------  -------  -------  -------
 $125,000.................  $18,720 $28,080  $37,440  $46,801  $56,161  $56,161
  150,000.................   22,845  34,268   45,690   57,113   68,536   68,536
  175,000.................   26,970  40,455   53,940   67,426   80,911   80,911
  200,000.................   31,095  46,643   62,190   77,738   93,286   93,286
  225,000.................   35,220  52,830   70,440   88,051  105,661  105,661
  250,000.................   39,345  59,018   78,690   98,363  118,036  118,036
  300,000.................   47,595  71,393   95,190  118,988  142,786* 142,786*
  400,000.................   64,095  96,143  128,190* 160,238* 192,286* 192,286*
  450,000.................   72,345 108,518  144,690* 180,863* 217,036* 217,036*
  500,000.................   80,595 120,893  161,190* 201,488* 241,786* 241,786*
  550,000.................   88,845 133,268* 177,690* 222,113* 266,536* 266,536*
  600,000.................   97,095 145,643* 194,190* 242,738* 291,286* 291,286*

--------
* Qualified plans benefits and compensation are currently capped for 1997 by regulations of the Internal Revenue Service at $125,000 and $160,000, respectively, subject to an inflation adjustment factor. When the cap is raised the benefits payable under the Retirement Plan will increase to the level of the new cap, or the amount otherwise payable under the Retirement Plan, whichever amount is lower.

  Mr. Bolton has credit for 16 years of service; Mr. Simmons has credit for 6 years of service. Currently, Messrs. Grunewald, Brum, Budd and Thompson are not vested under this Plan.

  Supplemental Executive Retirement Plan. On February 14, 1985, the Company's Board of Directors adopted the Supplemental Executive Retirement Plan (the "Supplemental Plan"). The Supplemental Plan is intended to supplement the benefits payable under the Company's qualified plan described above.

  The Supplemental Plan is a non-qualified, partially-funded retirement plan, participants in which are selected by the Board of Directors. The maximum annual benefit will be equal to 55% of the participant's final average annual salary and bonus (highest three of the last five calendar years), less payments under the Company's qualified plan (the Retirement Plan described above) and the estimated primary Social Security benefit, proportionally reduced for fewer than 21 years (or 15 years in the case of the Chief Executive Officer) of credited service. In no event may the annual benefit payable to a single participant under the Retirement Plan and the Supplemental Plan exceed $250,000.

  The following officer of the Company is the participant in the Supplemental Plan, and has the years of credited service under the Supplemental Plan shown following his name: Mr. Bolton--16. Previous participants in the Plan have retired from the Company.

  The following table shows the estimated annual benefits payable upon normal retirement for participants in the specified remuneration and years of service classifications under the qualified plan and the Supplemental Plan.

                   Qualified and Non-Qualified Plans Combined
                      (Excluding Chief Executive Officer)

   FINAL                          RETIREMENT BENEFITS BY YEARS OF SERVICE
  AVERAGE                  -----------------------------------------------------
COMPENSATION                  10       15       20       25       30       35
------------               -------- -------- -------- -------- -------- --------
 $125,000................  $ 33,750 $ 50,625 $ 67,500 $ 68,750 $ 68,750 $ 68,750
  150,000................    40,500   60,750   81,000   82,500   82,500   82,500
  175,000................    47,250   70,875   94,500   96,250   96,250   96,250
  200,000................    54,000   81,000  108,000  110,000  110,000  110,000
  225,000................    60,750   91,125  121,500  123,750  123,750  123,750
  250,000................    67,500  101,250  135,000  137,500  137,500  137,500
  300,000................    81,000  121,500  162,000  165,000  165,000  165,000
  400,000................   108,000  162,000  216,000  220,000  220,000  220,000
  450,000................   121,500  182,250  243,000  247,500  247,500  247,500
  500,000................   135,000  202,500  250,000  250,000  250,000  250,000
  550,000................   148,500  222,750  250,000  250,000  250,000  250,000
  600,000................   162,000  243,000  250,000  250,000  250,000  250,000

                   Qualified and Non-Qualified Plans Combined
                           (Chief Executive Officer)

   FINAL                          RETIREMENT BENEFITS BY YEARS OF SERVICE
  AVERAGE                  -----------------------------------------------------
COMPENSATION                  10       15       20       25       30       35
------------               -------- -------- -------- -------- -------- --------
 $125,000................  $ 46,250 $ 68,750 $ 68,750 $ 68,750 $ 68,750 $ 68,750
  150,000................    55,500   82,500   82,500   82,500   82,500   82,500
  175,000................    64,750   96,250   96,250   96,250   96,250   96,250
  200,000................    74,000  110,000  110,000  110,000  110,000  110,000
  225,000................    83,250  123,750  123,750  123,750  123,750  123,750
  250,000................    92,500  137,500  137,500  137,500  137,500  137,500
  300,000................   111,000  165,000  165,000  165,000  165,000  165,000
  400,000................   148,000  220,000  220,000  220,000  220,000  220,000
  450,000................   166,500  247,500  247,500  247,500  247,500  247,500
  500,000................   185,000  250,000  250,000  250,000  250,000  250,000
  550,000................   203,500  250,000  250,000  250,000  250,000  250,000
  600,000................   222,000  250,000  250,000  250,000  250,000  250,000

  The rate at which a participant's benefits accrue for each year of service is 2.7% per year for all participants except the Chief Executive Officer. The benefits for the Chief Executive Officer accrue at the rate of 3.7% per year. The differences in the rates of benefit accrual between a Chief Executive Officer and other participants results in vesting occurring in the periods of time illustrated in the following table.

                                                  PERCENTAGE OF FINAL SALARY
       YEARS                                                VESTED
         OF                                     -------------------------------
      SERVICE                                         CEO           OTHERS
      -------                                   --------------- ---------------
         5..................................... 18.5%           13.5%
        10..................................... 37.0%           27.0%
        15..................................... 55.0% (maximum) 40.5%
        20..................................... 55.0% (maximum) 54.0%
        21..................................... 55.0% (maximum) 55.0% (maximum)

  Employment Contracts. Messrs. Bolton, Grunewald, Budd, Venema, Thompson, Macaulay and Schochet have entered into employment contracts with the Company. These employment contracts, unless earlier terminated, will remain in effect until the following respective dates: July 17, 2001, December 31, 1997, July 17, 1999, March 26, 1998, August 31, 1998, October 31, 1997 and July 17, 1998.
Messrs. Bolton and Grunewald are entitled pursuant to their employment contracts to an annual salary increase based on the percentage increase in the consumer price index for the immediately preceding calendar year, as published by the U.S. Department of Labor. The salaries of Messrs. Budd, Venema, Thompson, Macaulay and Schochet are set in accordance with the Company's usual salary review procedures. All of the employment contracts provide that the employee is also eligible to participate in the Company's bonus plan. In addition, all of the employment contracts provide that the employee is entitled to receive certain fringe benefits in accordance with the Company's standard practices for executives, including pension and insurance programs, automobile allowances and club memberships. If Mr. Bolton is terminated without cause or dies or becomes incapacitated, the Company is obligated to pay his remaining contractual salary for the longer of the remainder of the term or 36 months, in a lump sum, to continue coverage under the Company's non-cash benefit plans and, to credit him with additional years of service for purposes of benefit plans. If Mr. Grunewald is terminated without cause, the Company is obligated to pay his remaining contractual salary over the term of the contract, but in no event less than twelve months. If any of the other employees are terminated without cause, the Company is obligated to pay their remaining contractual salary over the term of the contract and, in the case of Messrs. Thompson and Macaulay their pro rata contractual salary for an additional three months if the contract is terminated during the final three months of its term. In each case, the Company is also required to continue coverage under the Company's non-cash benefit plans for a period of 12 months after termination. All the above described employment contracts contain certain covenants regarding confidentiality and noncompetition after termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All of the outstanding Common Stock of the Company, the only outstanding voting stock of the Company, is owned beneficially and of record by the Parent. All outstanding stock of the Parent is owned beneficially and of record by Sanwa USA.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In 1996, the Company paid Sanwa USA approximately $439,000 for general corporate consulting and financial advising services.

  The Company and Sanwa USA are parties to a Loan Agreement dated as of October 31, 1996 whereby Sanwa USA has loaned the Company $122.0 million which is being repaid through September 30, 2000 in quarterly installments with interest at 7 1/2%.

  It is the policy of the Company that all transactions between the Company and any of its affiliates, which relate to the operation of the business, will be on terms no less favorable to the Company than could have reasonably been obtained in arm's-length transactions with independent third parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

  The following consolidated financial statements of the Company are stated on pages 18 through 35.

    Consolidated Statements of Operations for the period from July 18, 1996 to December 31, 1996 (Successor), the period from January 1, 1996 to July 17, 1996 (Predecessor), the year ended December 31, 1995
    (Predecessor), and the year ended December 31, 1994 (Predecessor).

    Consolidated Statements of Financial Condition at December 31, 1996 (Successor) and December 31, 1995 (Predecessor)

    Consolidated Statements of Shareholder's Equity for the period from July 18, 1996 to December 31, 1996 (Successor), the period from January 1, 1996 to July 17, 1996 (Predecessor), the year ended December 31, 1995 (Predecessor), and the year ended December 31, 1994 (Predecessor).

    Consolidated Statements of Cash Flows for the period from July 18, 1996 to December 31, 1996 (Successor), the period from January 1, 1996 to July 17, 1996 (Predecessor), the year ended December 31, 1995
    (Predecessor), and the year ended December 31, 1994 (Predecessor).

    Notes to Consolidated Financial Statements

  (a)(2) Financial Statement Schedule

  The following consolidated financial statement schedule of the Company is included herein at the page indicated in parentheses:

    Schedule II--Valuation and Qualifying Accounts (page 36)

  All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (b) Reports on Form 8-K

  None

  (c) Exhibits

  The exhibits as shown in "Index of Exhibits" (pages 46-47) are filed as a part of this Report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN DALLAS, TEXAS ON THE 13TH DAY OF MARCH, 1997.

                                          Overhead Door Corporation



                                                /s/  Brian J. Bolton
                                          By __________________________________
                                                     Brian J. Bolton
                                          Chairman and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/   Brian J. Bolton           Chairman and Chief Executive    March 13, 1997
____________________________________ Officer
          Brian J. Bolton

     /s/   James F. Brum             Executive Vice President--      March 25, 1997
____________________________________ Finance and Chief Financial
           James F. Brum             Officer (Principal Financial
                                     Officer)

     /s/  John C. Macaulay           Vice President and              March 25, 1997
____________________________________ Controller (Principal
          John C. Macaulay           Accounting Officer)

    /s/  Toshitaka Takayama          Director                        March 15, 1997
____________________________________
         Toshitaka Takayama

     /s/  Kiyoshi Hashimoto          Director                        March 15, 1997
____________________________________
         Kiyoshi Hashimoto

     /s/ Toshio Shimomura    -       Director                        March 15, 1997
____________________________________
          Toshio Shimomura


                               INDEX OF EXHIBITS

 EXHIBIT
   NO.                             DESCRIPTION                             PAGE
 -------                           -----------                             ----
   3.1   --Restated Articles of Incorporation of the Company.
          Incorporated by reference to Exhibit 3.1 of Amendment No. 6 to
          Registration Statement No. 33-51716.
   3.2   --Restated By-Laws of the Company. Incorporated by reference to
          Exhibit 3.2 of Amendment No. 6 to Registration Statement No.
          33-51716.
  10.1   --Form of Indenture, dated as of February 1, 1993, between the
          Company and United States Trust Company of New York, as
          trustee. Incorporated by reference to Exhibit 4.1 of Amendment
          No. 6 to Registration Statement No. 33-51716.
  10.2   --Stock Purchase Agreement between Overhead Door Corporation and Brynwood Partners II L.P. dated June 28, 1994.
          Incorporated by reference to Exhibit 10.2 of the Company's
          Form 10-Q for the quarter ended September 30, 1994.
  10.3   --Overhead Door Corporation Supplemental Benefits Plan
          (restated as of August 18, 1994). Incorporated by reference to
          Exhibit 10.3 of the Company's Form 10-Q for the quarter ended
          September 30, 1994.
  10.4   --Asset Purchase Agreement dated August 17, 1990, between North
          American Philips Corporation and GMI Holdings, Inc.
          Incorporated by reference to Exhibit 10.24 of Amended No. 6 to the Parent's Registration Statement No. 33-75058.
  10.5   --Employment Agreement with Robert P. Thompson. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30,1995.
  10.6   --Employment Agreement with John C. Macaulay. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1995.
  10.7   --Employment Agreement with Fred S. Grunewald. Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the
          year ended December 31, 1995.
  10.8   --Overhead Door Corporation Money Accumulation Plan (as Revised
          and Restated Effective January 1, 1989), including Amendment
          No. 1 dated December 8, 1995. Incorporated by reference to
          Exhibit 10.25 of the Company's Form 10-K for the year ended
          December 31, 1995.
  10.9   --Overhead Door Corporation Salaried Employees Pension Plan (as
          Revised and Restated Effective January 1, 1989), including
          Amendment No. 1 dated December 8, 1995. Incorporated by
          reference to Exhibit 10.26 of the Company's Form 10-K for the
          year ended December 31, 1995.
  10.10  --Overhead Door Corporation Retirement Plan For Hourly
          Employees (as Revised and Restated Effective January 1, 1989),
          including Amendment No. 1 dated December 8, 1995. Incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1995.
  10.11  --Employment Agreement with John Venema. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1996.
  10.12  --Credit Agreement dated as of October 31, 1996 among Overhead
          Door Corporation and The Banks Parties Hereto and The Sakura
          Bank, Limited as Agent Bank. Incorporated by reference to
          Exhibit 10.1 of the Company's Form 10-Q for the quarter ended
          September 30, 1996.
  10.13  --Swingline Credit Agreement dated as of October 31, 1996 between Overhead Door Corporation and The Sakura Bank,
          Limited. Incorporated by reference to Exhibit 10.2 of the
          Company's Form 10-Q for the quarter ended September 30, 1996.

EXHIBIT
  NO.                                         DESCRIPTION                                       PAGE
-------                                       -----------                                       ----
 10.14   --Amended and Restated Employment Agreement with Brian J. Bolton.
 10.15   --Employment Agreement with C. Michael Budd.
 10.16   --Employment Agreement with William A. Schochet.
 10.17   --Loan Agreement dated as of October 31, 1996, between Sanwa USA Inc. and the Company.
 21      --Subsidiaries of Registrant.
 27      --Financial Data Schedule.