Form 10-K405/A
period 1996-12-31
OVERHEAD DOOR CORP /IN/
filed 1997-04-14
CIK 891312

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996; OR

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

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the compensation earned by the Chief Executive Officer, the four other most highly paid executives and Mr. Howard
R. Simmons, the former Executive Vice President of Operations, for services rendered in 1996, 1995 and 1994:

                          SUMMARY COMPENSATION TABLE

                                                                    LONG- TERM COMPENSATION
                                                               ---------------------------------
                             ANNUAL COMPENSATION(1)                    AWARDS          PAYOUTS
                         ------------------------------------  ---------------------- ----------
                                                                          SECURITIES
                                                               RESTRICTED UNDERLYING                ALL OTHER
                                                                 STOCK      OPTIONS      LTIP        COMPEN-
NAME AND PRINCIPAL                                  OTHER        AWARDS      /SARS     PAYOUTS      SATION(2)
     POSITION       YEAR  SALARY      BONUS      COMPENSATION     ($)         (#)        ($)           ($)
------------------  ---- --------    --------    ------------  ---------- ----------- ----------    ---------
Brian J. Bolton     1996 $523,260    $    --       $    --        $--           --    $      --      $ 3,600
 Chief Executive    1995  510,498         --            --         --           --           --        3,600
 Officer            1994  497,556     250,000           --         --       200,000    1,285,358(3)    3,600
Fred S. Grunewald   1996 $325,508    $    --       $120,679(4)    $--       400,000   $      --      $ 3,600
 President and      1995      --          --            --         --           --           --          --
 Chief Operating    1994      --          --            --         --           --           --          --
 Officer
Howard R. Simmons   1996 $206,250    $    --       $    --        $--           --    $      --      $72,350(5)
 Executive Vice     1995  270,411         --            --         --           --           --        3,600
 President--        1994  259,248     105,000           --         --       125,000      535,550(3)    3,600
 Operations
James F. Brum       1996 $214,900    $    --       $    --        $--           --    $      --      $ 3,600
 Executive Vice     1995  205,835         --            --         --           --           --        2,520
 President--        1994   15,256      50,000           --         --       100,000          --          --
 Finance and Chief
 Financial Officer
C. Michael Budd     1996 $195,833    $    --       $ 32,702(6)    $--           --    $      --      $ 3,600
 Senior Vice        1995  177,500         --         94,326(6)     --           --           --        4,296
 President--Sales   1994   45,375(7)   60,000(7)        --         --       125,000          --          907
Robert P. Thompson  1996 $152,500    $ 60,000      $ 77,338(8)    $--           --    $      --      $ 2,760
 President--        1995   62,500         --            --         --        50,000          --          --
 Horton Automatics  1994      --          --            --         --           --           --          --

--------

(1) No executive officer named above received other compensation in excess of the lesser of $50,000 or 10% of such officer's salary and bonus compensation, except as noted for Mr. Grunewald in 1996, Mr. Budd in 1996 and 1995 and Mr. Thompson in 1996.

(2) All other compensation consists of the aggregate value of the Company contribution under the Money Accumulation Plan, except as noted for Mr. Simmons in 1996.

(3) Attributable to the vesting of certain warrants to purchase shares of the Parent's Common Stock held by Messrs. Bolton and Simmons.

(4) Includes moving expenses of $115,316.

(5) Mr. Simmons retired September 30, 1996. Amount includes $68,750 for his salary continued through December 31, 1996 on a consulting basis.

(6) Includes moving expenses of $19,970 in 1996 and $66,160 in 1995.

(7) Mr. Budd's 1994 compensation is for the period from August 18, 1994, the date of the Genie Acquisition, to December 31, 1994. Mr. Budd's 1994 compensation by Genie prior to August 18, 1994 is not included.

(8) Includes moving expenses of $69,468.

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

                                                      NUMBER OF SECURITIES
                                                           UNDERLYING                     VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                                        DECEMBER 31, 1996                   DECEMBER 31, 1996
                                                   --------------------------------     -------------------------
                            SHARES
                         ACQUIRED ON     VALUE
NAME                     EXERCISE (#) REALIZED ($) EXERCISABLE       UNEXERCISABLE      EXERCISABLE UNEXERCISABLE
----                     ------------ ------------ -------------     --------------     ----------- -------------
Brian J. Bolton.........   329,381     $4,713,344                --                 --      --           --
Fred S. Grunewald.......   400,000     $4,152,680                --                 --      --           --
Howard R. Simmons.......   235,471     $2,444,589                --                 --      --           --
James F. Brum...........   100,000     $1,038,170                --                 --      --           --
C. Michael Budd.........   216,860     $3,049,638                --                 --      --           --
Robert P. Thompson......    50,000     $  519,085                --                 --      --           --

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN DALLAS, TEXAS ON THE 11TH DAY OF APRIL, 1997.

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