Form 10-Q
period 1997-03-31
OVERHEAD DOOR CORP /IN/
filed 1997-05-15
CIK 891312

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended                      Commission File Number
          March 31, 1997                                 0-23752


                           OVERHEAD DOOR CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          INDIANA                                           35-0564120
  (State of Incorporation)                               (I.R.S. Employer
                                                      Identification Number)


6750 LBJ Freeway                                                75240
Dallas, Texas                                                (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:   (972) 233-6611

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

There were 1,000 shares of the Registrant's Common Stock, $1 par value, outstanding as of May 5, 1997.

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES


Part I  Financial Information
        ---------------------

     Item 1.   Financial Statements (unaudited)
               --------------------------------

               Condensed Consolidated Statements of Operations
               Three months ended March 31, 1997 (Successor)
               and the three months ended March 31, 1996 (Predecessor).....  1

               Condensed Consolidated Statements of
               Financial Condition - March 31, 1997
               and December 31, 1996.......................................  2

               Condensed Consolidated Statements of
               Cash Flows - Three months ended March 31, 1997 (Successor)
               and three months ended March 31, 1996 (Predecessor).........  3

               Notes to Condensed Consolidated Financial
               Statements..................................................  4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............  9
               ---------------------------------------------



Part II  Other Information................................................. 10
         -----------------

         Signatures........................................................ 10

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                  Successor      Predecessor
                                                -------------  ---------------
                                                 Three Months Ended March 31,
                                                ------------------------------
                                                    1997            1996
                                                -------------  ---------------
Net Sales                                           $132,519         $126,242

Costs and Expenses
  Cost of Products Sold                              108,382          101,805
  Selling, General & Administrative                   15,555           15,469
  Research and Development                             1,560            1,494
  Amortization                                         4,776            1,999
                                                    --------         --------
      Total Costs and Expenses                       130,273          120,767
                                                    --------         --------
Operating Income                                       2,246            5,475

Interest Expense                                       4,646            6,702
Other Expense, Net                                       878              474
                                                    --------         --------

Loss Before Income Taxes                              (3,278)          (1,701)
Income Tax  Benefit                                   (2,227)            (758)
                                                    --------         --------

Net Loss                                            $ (1,051)        $   (943)
                                                    ========         ========

Net Loss Per Common Share                           $ (1,051)        $   (943)
                                                    ========         ========

Weighted Average Common Shares Outstanding             1,000            1,000
                                                    ========         ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                     March 31,   December 31,
                                                       1997          1996
                                                     ----------  -------------
                                                     Unaudited)   (See Note)
    ASSETS
Current Assets
 Cash and cash equivalents                            $  4,748       $  2,276
 Notes and accounts receivable, less allowances
 (1997-$6,880; 1996-$7,482)                             78,448         88,670
 Inventories, net                                       74,986         81,019
 Prepayments and other current assets                   27,853         26,407
                                                      --------       --------
  Total Current Assets                                 186,035        198,372

Property, Plant and Equipment
 Land and buildings                                     44,389         44,182
 Machinery and equipment                                44,347         43,706
 Construction in progress                                5,359          4,491
 Accumulated depreciation                               (6,178)        (4,134)
                                                      --------       --------
  Total Property, Plant and Equipment                   87,917         88,245

Cost in excess of net assets of businesses acquired,
 less amortization (1997-$8,673; 1996-$5,598)          483,125        486,200
Other assets                                            72,811         73,443
                                                      --------       --------
   Total Assets                                       $829,888       $846,260
                                                      ========       ========
    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                     $ 38,379       $ 52,441
 Accrued liabilities                                    23,173         29,403
 Current maturities of long-term debt                   28,517         28,023
                                                      --------       --------
  Total Current Liabilities                             90,069        109,867

Long-term Debt, Less Current Maturities                210,934        206,336
Deferred Income Taxes                                   44,171         44,763
Other Long-term Liabilities                             11,134         10,793
                                                      --------       --------
  Total Noncurrent Liabilities                         266,239        261,892

Shareholder's Equity
 Common stock, par value $1 per share;
  1,000 shares authorized and outstanding                    1              1
 Additional capital                                    472,860        472,860
 Currency translation adjustment                           392            262
 Retained earnings                                         327          1,378
                                                      --------       --------
  Total Shareholder's Equity                           473,580        474,501
                                                      --------       --------
   Total Liabilities and Shareholder's Equity         $829,888       $846,260
                                                      ========       ========

NOTE: The condensed consolidated statement of financial condition at December 31, 1996 has been derived from the audited financial statements at that date.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    Successor      Predecessor
                                                    ----------   ---------------
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1997             1996
                                                    ----------      ------------
OPERATING ACTIVITIES

Net Loss                                              $(1,051)        $   (943)
    Adjustments to reconcile net loss to net cash
         flows used for operating activities:
           Depreciation and amortization                6,833            4,499
           (Increase) in net operating assets          (6,476)         (20,021)
                                                      -------         --------

Net Cash Flows Used for Operating Activities             (694)         (16,465)

INVESTING ACTIVITIES

  Proceeds from sales of property, plant
    and equipment                                           -                3
  Expenditures for property, plant and equipment       (1,792)            (967)
  (Increase) in other assets                           (1,019)            (825)
                                                      -------         --------

Net Cash Flows Used for Investing Activities           (2,811)          (1,789)

FINANCING ACTIVITIES
  Net proceeds from long-term borrowings on revolver    8,350           17,500
  Principal payments on long-term debt                 (2,503)          (1,564)
                                                      -------         --------

Net Cash Flows Provided by Financing Activities         5,847           15,936

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   130             (125)
                                                      -------         --------

Net Increase (Decrease) in Cash and Cash Equivalents    2,472           (2,443)

CASH AND CASH EQUIVALENTS
 Beginning of period                                    2,276            2,604
                                                      -------         --------
 End of period                                        $ 4,748         $    161
                                                      =======         ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



  Note A - Basis of Presentation
  ------------------------------

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

  In the opinion of the Registrant, all adjustments, which are of a normal recurring nature, necessary to present the information fairly have been made. Due to the seasonal nature of the Company's business the results of operations for interim periods are not necessarily indicative of results for a full year.

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

  Note B - Sanwa Acquisition
  ---------------------------

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

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                 MARCH 31, 1997
                                  (UNAUDITED)

  Sanwa USA loaned to the Company the amounts necessary to fully repay and terminate the credit agreement which had represented all of the Company's outstanding bank debt, in accordance with the terms of a new bridge loan agreement between Sanwa USA and the Company.

  The consolidated financial statements of the Company have given effect to the Sanwa Acquisition from its effective date.

  Note C - Litigation and Other Contingencies
  --------------------------------------------

  The Company is a defendant in various legal proceeding arising in the ordinary course of business. The following discussion should be read in conjunction with the litigation and other contingencies footnote included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

  At March 31, 1997, the Company was a defendant in 50 cases, all pending in the state courts in California, in which damages are sought for property damage alleged to have been caused or contributed to by aluminum windows manufactured by Premier Product, a former division of the Company which was divested in 1989. The suits allege various theories of liability, including negligence and contract under California's ten year construction defect statute of limitations. The Company denies liability in each of the lawsuits.

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

  Although the results of any litigation or claim cannot be predicted with certainty, management believes that the outcome of pending litigation and claims, when considered in conjunction with self insurance reserves established therefore ($13.3 million at March 31, 1997 and $13.2 million at December 31, 1996) will not have a material adverse effect on the Company's results of operations or financial condition.

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                 MARCH 31, 1997
                                  (UNAUDITED)

  The Company has been determined by the United States Environmental Protection Agency (the "EPA") to be a potentially responsible party concerning a Superfund third-party waste disposal site near Syracuse, New York. No Record of Decision has been issued for this site by the EPA, and due to the uncertainties it is not possible at this time to determine what the Company's future liability (if any) in connection with this site will be. However, with the limited information currently available, the Company estimates that its liability at this site could be between $1.5 million and $6.0 million. The Company has created a reserve in prior years for environmental liabilities for the site of $1.5 million. This reserve may need to be changed from time to time as more information becomes available, and there can be no assurance that the existing reserves will be adequate for the intended purpose. After consideration of this reserve, the above stated estimated liability is not expected to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

  At March 31, 1997 and December 31, 1996, accounts receivable from companies in the construction industry totaled $70.5 million and $82.2 million, respectively. The Company extends credit and requires collateral, if necessary, based on the evaluation of each customer's financial condition.

  Note D- Inventories
  -------------------

  Substantially all inventories are valued on the LIFO method. The accounting records for any interim period do not reflect inventory values as between raw materials, work-in-process and finished goods. The March 31, 1997 amounts represent an estimated breakdown between raw materials, work-in-process, and finished goods inventories, based upon each category's proportionate share at December 31, 1996. The cost of material included in cost of products sold during the interim periods is determined by using estimated material cost rates. Inventories are classified as follows:

                                               March 31,  December 31,
                                                 1997         1996
                                               ---------  ------------
                                                   (in thousands)
  At current cost:
    Raw materials                                $30,827       $33,245
    Work in process                               13,312        14,356
    Finished goods                                30,514        32,908
                                                 -------       -------
                                                  74,653        80,509
  Difference between current cost over LIFO          333           510
                                                 -------       -------

  Inventories, net                               $74,986       $81,019
                                                 =======       =======

  Current cost of inventories is determined using the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost.

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                 MARCH 31, 1997
                                  (UNAUDITED)

  Note E - Income Taxes
  ---------------------

  The principal differences between the U.S. federal income tax rate and the Company's effective income tax rate for the three months ended March 31, 1997 are state income taxes and amortization of goodwill.

  At March 31, 1997 the total deferred tax liability for taxable temporary differences was $55.5 million and the total deferred tax asset for deductible temporary differences and operating loss carryforwards was $26.0 million net of a $2.3 million valuation allowance. The net noncurrent deferred tax liability totaled $44.1 million and the net current deferred tax asset which is included in Prepayments and Other Current Assets totaled $14.7 million.

                    MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations
  ---------------------

  Net Sales during the first three months of 1997 were $132.5 million, a 5.0% increase from the $126.2 million recorded in the same period in 1996. Higher sales of residential sectional doors, commercial rolling and sectional doors, residential and commercial operators, sliding entrance doors, and swinging entrance doors were offset by lower sales of vehicular doors and dock levelers.

  Gross profit decreased by $0.3 million from $24.4 million in the first three months of 1996 to $24.1 million for the same period in 1997. As a percentage of net sales, gross profit declined from 19.4% in the first quarter of 1996 to 18.2% in the first quarter of 1997. This decline was mainly due to a shift in the product mix to sales of lower margin products. For interim reporting purposes, the cost of material included in cost of products sold is determined using estimated material cost rates and the results from physical inventories taken during all quarters of the year.

  Operating income for the first three months of 1997 was $2.2 million, a decrease of $3.3 million from the $5.5 million reported in 1996. Amortization expense of $4.7 million in the first quarter of 1997 as compared to $2.0 million in the first quarter of 1996, as a result of the Sanwa Acquisition, was the principal cause for this decline.

  Interest expense decreased to $4.6 million in the first three months of 1997 from $6.7 million for the same period in 1996. The decrease is mainly due to amortization of a bond premium recorded at the time of the Sanwa Acquisition and lower interest rates on outstanding debt. Other Expense is higher at $0.9 million due to higher costs associated with a previously divested product line operation.

  The income tax benefit of $2.2 million in the first three months of 1997 compares to $0.8 million in the same period of 1996. The increased benefit is due to an increased pre-tax loss in 1997 as compared to 1996.

  Financial Condition
  -------------------

  The Company uses a Revolving Credit Facility to help fund seasonal cash flow requirements. The outstanding balance of the Revolving Credit Facility at March 31, 1997 was $36.7 million. Availability under the Revolving Credit Facility at March 31, 1997 was $11.2 million. Due to the seasonal nature of the Company's business, borrowings to fund working capital needs generally increase beginning late in the second quarter and begin to decline late in the fourth quarter. In the first quarter of 1997 the Company repaid $2.5 million of bank term loans.

  Capital expenditures were $1.8 million during the first quarter of 1997 as compared to $1.0 million in the first quarter of 1996. The increase includes upgrades in technical systems and facilities in support of the Company's business.

  For the three months ended March 31, 1997, net cash flows used for operating activities totaled $0.7 million compared with $16.5 million for the first three months of 1996. The higher use of funds in 1996 was mainly to reduce accounts payable levels.

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

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES


   Part II.  Other Information
             -----------------

   Item 1. Incorporated by reference to Note C, Litigation and Other Contingencies, in Part I of this report.

   Item 2-5. All items are either inapplicable or would be responded to in the negative.

   Item 6.   Exhibits and Reports on Form 8-K.

             (a)  None

             (b) No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OVERHEAD DOOR CORPORATION
                                       -------------------------



   Date:    May 14, 1997               By:  /s/ John C. Macaulay
        --------------------                ------------------------------------
                                            John C. Macaulay
                                            Vice President/Controller
                                            (Chief Accounting Officer)



   Date:    May 14, 1997               By:  /s/ James F. Brum
        --------------------                ------------------------------------
                                            James F. Brum
                                            Executive Vice President
                                            (Chief Financial Officer)