Form 10-Q
period 1997-06-30
OVERHEAD DOOR CORP /IN/
filed 1997-08-13
CIK 891312

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended                           Commission File Number
     June 30, 1997                                       0-23752


                           OVERHEAD DOOR CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

        INDIANA                                            35-0564120
 (State of Incorporation)                               (I.R.S. Employer
                                                      Identification Number)


6750 LBJ Freeway                                          75240
Dallas, Texas                                           (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:   (972) 233-6611

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

There were 1,000 shares of the Registrant's Common Stock, $1 par value, outstanding as of August 4, 1997.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES


Part I  Financial Information

     Item 1. Financial Statements (unaudited)

               Condensed Consolidated Statements of Operations
               Three months ended June 30, 1997 (Successor)
               and 1996 (Predecessor), and six months ended
               June 30, 1997 (Successor) and 1996 (Predecessor)..............  1

               Condensed Consolidated Statements of
               Financial Condition - June 30, 1997
               and December 31, 1996.........................................  2

               Condensed Consolidated Statements of
               Cash Flows - Six months ended
               June 30, 1997 (Successor) and 1996 (Predecessor)..............  3

               Notes to Condensed Consolidated Financial
               Statements....................................................  4

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................  8


Part II  Other Information................................................... 10

         Signatures.......................................................... 10

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                              Three Months                 Six Months
                                             Ended June 30,              Ended June 30,
                                       --------------------------  --------------------------
                                          1997          1996          1997          1996
                                       -----------  -------------  -----------  -------------
                                       (Successor)  (Predecessor)  (Successor)  (Predecessor)

Net Sales                                $140,784       $139,758     $273,303       $266,000

Costs and Expenses
  Cost of Products Sold                   114,597        110,240      222,979        212,045
  Selling, General & Administrative        17,491         16,061       33,046         31,530
  Research and Development                  1,721          1,485        3,281          2,979
  Amortization                              6,057          2,000       10,833          3,999
                                         --------       --------     --------       --------
      Total Costs and Expenses            139,866        129,786      270,139        250,553
                                         --------       --------     --------       --------
Operating Income                              918          9,972        3,164         15,447

Interest Expense                            4,619          6,542        9,265         13,244
Other Expense, Net                            885            959        1,763          1,433
                                         --------       --------     --------       --------

Income (Loss) Before Income Taxes          (4,586)         2,471       (7,864)           770
Income Tax Expense (Benefit)               (4,981)         1,052       (7,208)           294
                                         --------       --------     --------       --------

Net Income (Loss)                        $    395       $  1,419     $   (656)      $    476
                                         ========       ========     ========       ========


Net Income (Loss) Per Common Share      $     395       $  1,419     $   (656)      $    476
                                        =========       ========     ========       ========
Weighted Average Common
  Shares Outstanding                        1,000          1,000        1,000          1,000
                                        =========       ========     ========       ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                          June 30,    December 31,
                                                            1997          1996
                                                         -----------  -------------
                                                         (Unaudited)   (See Note)
                ASSETS
Current Assets
 Cash and cash equivalents                                 $  4,133       $  2,276
 Notes and accounts receivable, less allowances
 (1997-$6,922; 1996-$7,482)                                  81,115         88,670
 Inventories, net                                            72,528         81,019
 Prepayments and other current assets                        32,952         26,407
                                                           --------       --------
  Total Current Assets                                      190,728        198,372

Property, Plant and Equipment
 Land and buildings                                          44,384         44,182
 Machinery and equipment                                     45,231         43,706
 Construction in progress                                     7,212          4,491
 Accumulated depreciation                                    (8,171)        (4,134)
                                                           --------       --------
  Total Property, Plant and Equipment                        88,656         88,245

Cost in excess of net assets of businesses acquired,
 less accum. amortization (1997-$11,748; 1996-$5,598)       480,050        486,200
Other assets                                                 77,622         73,443
                                                           --------       --------
   Total Assets                                            $837,056       $846,260
                                                           ========       ========
       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                          $ 38,893       $ 52,441
 Accrued liabilities                                         29,400         29,403
 Current maturities of long-term debt                        29,262         28,023
                                                           --------       --------
  Total Current Liabilities                                  97,555        109,867

Long-term Debt, Less Current Maturities                     207,884        206,336
Deferred Income Taxes                                        43,694         44,763
Other Long-term Liabilities                                  14,161         10,793
                                                           --------       --------
  Total Noncurrent Liabilities                              265,739        261,892

Shareholder's Equity
 Common stock, par value $1 per share;
  1,000 shares authorized and outstanding                         1              1
 Additional capital                                         472,860        472,860
 Currency translation adjustment                                179            262
 Retained earnings                                              722          1,378
                                                           --------       --------
  Total Shareholder's Equity                                473,762        474,501
                                                           --------       --------
   Total Liabilities and Shareholder's Equity              $837,056       $846,260
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

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                Six Months Ended June 30,
                                                               ---------------------------
                                                                   1997          1996
                                                               ------------  -------------
                                                               (Successor)   (Predecessor)

OPERATING ACTIVITIES

Net Income (Loss)                                                 $   (656)      $    476
    Adjustments to reconcile net income (loss) to net cash
         flows provided by (used for) operating activities:
           Depreciation and amortization                            15,006          9,003
           (Increase) in net operating assets                      (11,163)       (19,795)
                                                                  --------       --------

Net Cash Flows Provided by (Used for) Operating Activities           3,187        (10,316)

INVESTING ACTIVITIES

  Proceeds from sale of a business                                       -            998
  Proceeds from sales of property, plant
    and equipment                                                      251              3
  Expenditures for property, plant and equipment                    (4,538)        (1,973)
  (Increase) in other assets                                        (1,257)          (905)
                                                                  --------       --------

Net Cash Flows Used for Investing Activities                        (5,544)        (1,877)

FINANCING ACTIVITIES
  Net proceeds from long-term borrowings on revolver                10,550         13,900
  Principal payments on long-term debt                              (6,253)        (3,821)
                                                                  --------       --------

Net Cash Flows Provided by Financing Activities                      4,297         10,079

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (83)          (255)
                                                                  --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents                 1,857         (2,369)

CASH AND CASH EQUIVALENTS
 Beginning of period                                                 2,276          2,604
                                                                  --------       --------
 End of period                                                    $  4,133       $    235
                                                                  ========       ========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



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

  Note B - Sanwa Shutter Acquisition
  -----------------------------------

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

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                 JUNE 30, 1997
                                  (UNAUDITED)

  Sanwa USA loaned to the Company the amounts necessary to fully repay and terminate the credit agreement which had represented all of the Company's outstanding bank debt, in accordance with the terms of a new bridge loan agreement between Sanwa USA and the Company.

  The condensed consolidated financial statements of the Company reflect the Sanwa Acquisition from its July 18, 1996 effective date.

  Note C - Litigation and Other Contingencies
  --------------------------------------------

  The Company is a defendant in various legal proceedings arising in the ordinary course of business. The following discussion should be read in conjunction with the litigation and other contingencies footnote included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

  At June 30, 1997, the Company was a defendant in 54 cases, all pending in the state courts in California, in which damages are sought for property damage alleged to have been caused or contributed to by aluminum windows manufactured by Premier Products, a former division of the Company which was divested in 1989. The suits allege various theories of liability, including negligence and contract under California's ten year construction defect statute of limitations. The Company denies liability in each of the lawsuits.

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

  Although the results of any litigation or claim cannot be predicted with certainty, management believes that the outcome of pending litigation and claims, when considered in conjunction with self insurance reserves established therefor ($13.1 million at June 30, 1997 and $13.2 million at December 31, 1996) will not have a material adverse effect on the Company's results of operations or financial condition.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                 JUNE 30, 1997
                                  (UNAUDITED)

  The Company has been determined by the United States Environmental Protection Agency (the "EPA") to be a potentially responsible party concerning a Superfund third-party waste disposal site near Syracuse, New York. No Record of Decision has been issued for this site by the EPA, and due to the uncertainties it is not possible at this time to determine what the Company's future liability (if any) in connection with this site will be. However, with the limited information currently available, the Company has estimated its liability at this site and has created a reserve in a prior year in the amount of $1.5 million. This reserve may need to be changed from time to time as more information becomes available, and there can be no assurance that the existing reserves will be adequate for the intended purpose. After consideration of this reserve, the above stated estimated liability is not expected to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

  At June 30, 1997 and December 31, 1996, accounts receivable from companies in the construction industry totaled $72.8 million and $82.2 million, respectively. The Company extends credit and requires collateral, if necessary, based on the evaluation of each customer's financial condition.

  Note D- Inventories
  -------------------

  Substantially all inventories are valued on the LIFO method. The accounting records for any interim period do not reflect inventory values as between raw materials, work-in-process and finished goods. The June 30, 1997 amounts represent an estimated breakdown between raw materials, work-in-process, and finished goods inventories, based upon each category's proportionate share at December 31, 1996. The cost of material included in cost of products sold during the interim periods is determined by using estimated material cost rates. Inventories are classified as follows:

                                              June 30,  December 31,
                                                1997        1996
                                              --------  ------------
                                                  (in thousands)
  At current cost:
    Raw materials                              $29,903       $33,245
    Work in process                             12,913        14,356
    Finished goods                              29,600        32,908
                                               -------       -------
                                                72,416        80,509
  Difference between current cost and LIFO         112           510
                                               -------       -------
  Inventories, net                             $72,528       $81,019
                                               =======       =======

  Current cost of inventories is determined using the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                 JUNE 30, 1997
                                  (UNAUDITED)

  Note E - Income Taxes
  ---------------------

  The principal differences between the U.S. Federal income tax rate and the Company's effective income tax rate for the six months ended June 30, 1997 are amortization of goodwill and state income taxes. The tax expense or benefit is recorded in interim periods using an estimated yearly effective tax rate.

  At June 30, 1997 the total deferred tax liability for taxable temporary differences was $54.7 million and the total deferred tax asset for deductible temporary differences and operating loss carryforwards was $30.2 million net of a $2.3 million valuation allowance. The net noncurrent deferred tax liability totaled $43.7 million and the net current deferred tax asset which is included in Prepayments and Other Current Assets totaled $19.2 million.

  Note F - Statements of Cash Flows Supplementary Disclosures    Six Months
  -----------------------------------------------------------      Ended
                                                                  June 30,
                                                               ---------------
                                                                 1997    1996
                                                               -------  ------
  Non-cash investing and financing activities:
     Obligations incurred for costs of long-term contract      $ 7,680  $   -


                   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS
  ---------------------

 THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

 Net Sales were $140.8 million for the three months ended June 30, 1997 as compared to $139.8 million in the three months ended June 30, 1996, an increase of $1.0 million.

 Gross profit as a percentage of net sales decreased to 18.6% in the second quarter of 1997 from 21.1% in the second quarter of 1996. The primary cause of this decline is the decrease in price realization across several product lines and, to a lesser extent, greater sales of lower margin products. For interim reporting purposes, the cost of material included in cost of products sold is determined using estimated material cost rates and the results from physical inventories taken during all quarters of the year.

 Operating income for the second quarter of 1997 was $0.9 million as compared to $10.0 million in the second quarter of 1996. As a result of the Sanwa Acquisition and the related goodwill recorded, 1997 includes $4.1 million of additional amortization expense. Lower gross profits contributed $3.3 million to the decrease in operating income as well as increased marketing and administrative expenses.

 Interest expense decreased to $4.6 million for the three months ended June 30, 1997 from $6.5 million for the three months ended June 30, 1996. The decrease is primarily due to lower interest rates on outstanding debt and amortization of a bond premium recorded in connection with the Sanwa Acquisition.

  An income tax benefit of $5.0 million was recorded for the second quarter of 1997 as compared to a tax expense of $1.1 million in the 1996 quarter. The tax expense or benefit is recorded in interim periods using an estimated yearly effective income tax rate. The Company's effective income tax rate is significantly higher than the U.S. Federal tax rate due to goodwill amortization that is not deductible for tax purposes and state income taxes.

  SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

  Net Sales during the first six months of 1997 were $273.3 million, a 2.7% increase from the $266.0 million recorded in the same period in 1996. While unit sales increased, higher product discounts as a result of increasing competition in the door market and higher sales of lower priced products contributed to the small increase in net sales.

  Gross profit decreased by $3.6 million to $50.3 million for the first six months of 1997 from $54.0 in the same period in 1996. As a percentage of net sales, gross profit declined to 18.4% in the first half of 1997 from 20.3% in the first half of 1996. A shift in product mix to sales of lower margin products accounted for most of the decline and to a lesser extent lower price realization in the door market. For interim reporting purposes, the cost of material included in cost of products sold is determined using estimated material cost rates and the results from physical inventories taken during all quarters of the year.

  Operating income for the first six months of 1997 was $3.2 million, a decrease of $12.3 million from the $15.4 million reported in 1996. The decline is mainly due to the $3.6 million lower gross profit noted above and higher amortization expense as a result of the Sanwa Acquisition. Amortization was $6.8 million higher for the six months of 1997 as compared to the six months of 1996.

  Interest expense decreased to $9.3 million in the first half of 1997 from $13.2 million in the first half of 1996. The decrease is due to amortization of a bond premium recorded at the time of the Sanwa Acquisition and lower interest rates on outstanding debt.

  The income tax benefit of $7.2 million in the first six months of 1997 compares to income tax expense of $0.3 million in the first six months of 1996. The tax expense or benefit is recorded in interim periods using an estimated yearly effective income tax rate. The Company's effective income tax rate is significantly higher than the U.S. Federal tax rate due to goodwill amortization that is not deductible for tax purposes and state income taxes.

  Financial Condition
  -------------------

  The Company uses a Revolving Credit Facility to help fund seasonal cash flow requirements. The outstanding balance of the Revolving Credit Facility at June 30, 1997 was $38.9 million. Availability under the Revolving Credit Facility at June 30, 1997 was $9.0 million. Due to the seasonal nature of the Company's business, borrowings to fund working capital needs generally increase beginning late in the second quarter and begin to decline late in the fourth quarter. In the first six months of 1997 the Company repaid $6.3 million of bank term loans.

  Capital expenditures were $4.5 million during the first six months of 1997 as compared to $2.0 million in the first six months of 1996. The increase includes tooling costs for new product manufacturing and upgrades in technical systems and facilities in support of the Company's business.

  For the six months ended June 30, 1997, net cash flows provided by operating activities totaled $3.2 million compared with $10.3 million used for operating activities in the first six months of 1996. The higher use of funds in 1996 was mainly to reduce accounts payable levels.

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


                                        OVERHEAD DOOR CORPORATION
                                        -------------------------

   Date: August 13, 1997                By:  /s/ John C. Macaulay
        --------------------               --------------------------
                                           John C. Macaulay
                                           Vice President/Controller
                                           (Chief Accounting Officer)