Form 10-Q
period 1997-09-30
OVERHEAD DOOR CORP /IN/
filed 1997-11-14
CIK 891312

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended                           Commission File Number
   September 30, 1997                                     0-23752


                           OVERHEAD DOOR CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

         INDIANA                                           35-0564120
  (State of Incorporation)                              (I.R.S. Employer
                                                     Identification Number)


6750 LBJ Freeway                                              75240
Dallas, Texas                                               (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:      (972) 233-6611

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

There were 1,000 shares of the Registrant's Common Stock, $1 par value, outstanding as of November 7, 1997.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES


Part I  Financial Information

   Item 1. Financial Statements (unaudited)

           Condensed Consolidated Statements of Operations
           Three months ended September 30, 1997 (Successor)
           and period from July 18, 1996 to September 30, 1996 (Successor)
           and period from July 1, 1996 to July 17, 1996 (Predecessor)......  1

           Condensed Consolidated Statements of Operations
           Nine months ended September 30, 1997 (Successor)
           and period from July 18, 1996 to September 30, 1996 (Successor)
           and period from January 1, 1996 to July 17, 1996 (Predecessor)...  2

           Condensed Consolidated Statements of
           Financial Condition - September 30, 1997
           and December 31, 1996............................................  3

           Condensed Consolidated Statements of
           Cash Flows - Nine months ended  September 30, 1997 (Successor)
           and period from July 18, 1996 to September 30, 1996 (Successor)
           and period from January 1, 1996 to July 17, 1996 (Predecessor)...  4

           Notes to Condensed Consolidated Financial
           Statements.......................................................  5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................  9


Part II Other Information................................................... 11

   Signatures............................................................... 11

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                    Period from        Period from
                                           Three Months Ended    July 18, 1996 to    July 1,1996 to
                                           September 30, 1997   September 30, 1996    July 17, 1996
                                           -------------------  -------------------  ---------------
                                               (Successor)          (Successor)       (Predecessor)


Net Sales                                            $155,195             $127,696         $ 15,621

Costs and Expenses
  Cost of Products Sold                               125,009              102,132           14,581
  Selling, General & Administrative                    18,958               13,172            2,943
  Research and Development                              1,717                1,321              275
  Compensation Paid for Cancellation of
          Options and Warrants                              -                    -           35,640
  Amortization                                          5,412                4,153              366
                                                     --------             --------         --------
        Total Costs and Expenses                      151,096              120,778           53,805
                                                     --------             --------         --------
Operating Income (Loss)                                 4,099                6,918          (38,184)

Interest Expense                                        4,566                4,900           19,564
Other Expense, Net                                        549                1,233              280
                                                     --------             --------         --------

Income (Loss) Before Income Taxes                      (1,016)                 785          (58,028)
Income Tax Expense (Benefit)                            7,362                  369          (22,149)
                                                     --------             --------         --------

Net Income (Loss)                                    $ (8,378)            $    416         $(35,879)
                                                     ========             ========         ========

Net Income (Loss) Per Common Share                   $ (8,378)            $    416         $(35,879)
                                                     ========             ========         ========

Weighted Average Common
  Shares Outstanding                                    1,000                1,000            1,000
                                                     ========             ========         ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                     Period from          Period from
                                             Nine Months Ended    July 18, 1996 to    January 1, 1996 to
                                            September 30, 1997   September 30, 1996      July 17, 1996
                                            -------------------  -------------------  -------------------
                                                (Successor)          (Successor)         (Predecessor)


Net Sales                                             $428,498             $127,696             $281,621

Costs and Expenses
   Cost of Products Sold                               347,988              102,132              226,626
   Selling, General & Administrative                    52,004               13,172               34,473
   Research and Development                              4,998                1,321                3,254
   Compensation Paid for Cancellation of
          Options and Warrants                               -                    -               35,640
   Amortization                                         16,245                4,153                4,365
                                                      --------             --------             --------
      Total Costs and Expenses                         421,235              120,778              304,358
                                                      --------             --------             --------
Operating Income (Loss)                                  7,263                6,918              (22,737)

Interest Expense                                        13,831                4,900               32,808
Other Expense, Net                                       2,312                1,233                1,713
                                                      --------             --------             --------

Income (Loss) Before Income Taxes                       (8,880)                 785              (57,258)
Income Tax Expense (Benefit)                               154                  369              (21,855)
                                                      --------             --------             --------

Net Income (Loss)                                     $ (9,034)            $    416             $(35,403)
                                                      ========             ========             ========

Net Income (Loss) Per Common Share                    $ (9,034)            $    416             $(35,403)
                                                      ========             ========             ========

Weighted Average Common
  Shares Outstanding                                     1,000                1,000                1,000
                                                      ========             ========             ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (iN THOUSANDS, EXCEPT SHARE DATA)

                                                         September 30   December 31,
                                                             1997           1996
                                                         -------------  -------------
                                                          (Unaudited)    (See Note)
    ASSETS
Current Assets
 Cash and cash equivalents                                   $  5,099       $  2,276
 Notes and accounts receivable, less allowances
  (1997-$7,256; 1996-$7,482)                                   87,493         88,670
 Inventories, net                                              74,579         81,019
 Prepayments and other current assets                          13,806         26,407
                                                             --------       --------
  Total Current Assets                                        180,977        198,372

Property, Plant and Equipment
 Land and buildings                                            45,381         44,182
 Machinery and equipment                                       46,725         43,706
 Construction in progress                                       7,352          4,491
 Accumulated depreciation                                     (10,290)        (4,134)
                                                             --------       --------
  Total Property, Plant and Equipment                          89,168         88,245

Cost in excess of net assets of businesses acquired,
 less accum. amortization (1997-$14,823; 1996-$5,598)         476,975        486,200
Other assets                                                   75,889         73,443
                                                             --------       --------
   Total Assets                                              $823,009       $846,260
                                                             ========       ========

    LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
 Accounts payable                                            $ 49,090       $ 52,441
 Accrued liabilities                                           28,878         29,403
 Current maturities of long-term debt                          32,007         28,023
                                                             --------       --------
  Total Current Liabilities                                   109,975        109,867

Long-term Debt, Less Current Maturities                       191,234        206,336
Deferred Income Taxes                                          43,406         44,763
Other Long-term Liabilities                                    13,069         10,793
                                                             --------       --------
  Total Noncurrent Liabilities                                247,709        261,892

Shareholder's Equity
 Common stock, par value $1 per share;
  1,000 shares authorized and outstanding                           1              1
 Additional capital                                           472,860        472,860
 Currency translation adjustment                                  120            262
 Retained earnings (deficit)                                   (7,656)         1,378
                                                             --------       --------
  Total Shareholder's Equity                                  465,325        474,501
                                                             --------       --------
   Total Liabilities and Shareholder's Equity                $823,009       $846,260
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



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      Period from            Period from
                                                            Nine Months Ended      July 18, 1996 to      January 1, 1996 to
                                                           September 30, 1997     September 30, 1996        July 17, 1996
                                                           ------------------     ------------------     ------------------
                                                               (Successor)            (Successor)           (Predecessor)
OPERATING ACTIVITIES

Net Income (Loss)                                                   $ (9,034)             $     416               $(35,403)
   Adjustments to reconcile net income (loss) to net
    cash flows provided by (used for) operating
    activities:
      Depreciation and amortization                                   22,555                  6,207                  9,850
      (Increase) decrease in net operating assets                      7,133                (10,890)                12,999
                                                                    --------              ---------               --------

Net Cash Flows Provided by (Used for) Operating
 Activities                                                           20,654                 (4,267)               (12,554)


INVESTING ACTIVITIES

  Proceeds from sale of a business                                         -                      -                    998
  Proceeds from sales of property, plant and equipment                   261                  1,605                      3
  Expenditures for property, plant and equipment                      (7,233)                  (886)                (2,251)
  (Increase) in other assets                                          (1,864)                  (812)                  (755)
                                                                    --------              ---------               --------

Net Cash Flows Used for Investing Activities                          (8,836)                   (93)                (2,005)

FINANCING ACTIVITIES
  Retire Term Loan Facility                                                -               (106,785)                     -
  Proceeds from Sanwa USA Term Note                                        -                122,000                      -
  Net proceeds from long-term borrowings on revolver                   6,150                 (2,600)                17,000
  Principal payments on long-term debt                               (15,003)                  (752)                (3,822)
                                                                    --------              ---------               --------

Net Cash Flows Provided by (Used for) Financing
 Activities                                                           (8,853)                11,863                 13,178

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (142)                    56                   (263)
                                                                    --------              ---------               --------

Net Increase (Decrease) in Cash and Cash Equivalents                   2,823                  7,559                 (1,644)

CASH AND CASH EQUIVALENTS
 Beginning of period                                                   2,276                    960                  2,604
                                                                    --------              ---------               --------
 End of period                                                      $  5,099              $   8,519               $    960
                                                                    ========              =========               ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)



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

  Note B - Sanwa Shutter Acquisition
  -----------------------------------

  On July 18, 1996, all of the outstanding common stock of Overhead Door Incorporated, a privately held Indiana corporation ("ODI"), the Company's parent, was acquired (the "Sanwa Acquisition") by Sanwa Shutter Corporation, of Tokyo, Japan ("Sanwa"). Sanwa USA Inc. ("Sanwa USA"), a newly formed Delaware corporation which is wholly owned by Sanwa, now holds all of the outstanding common stock of ODI. The total consideration paid or assumed was approximately $710 million, including $470 million in cash to acquire ODI's common stock, cancel options and warrants, and to redeem its preferred stock.

  The Sanwa Acquisition was accounted for by the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired is included in cost in excess of net assets of businesses acquired in the consolidated statements of financial condition. The Company refinanced its outstanding bank debt of approximately $154 million including accrued interest.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

  At September 30, 1997, the Company was a defendant in 54 cases, all pending in the state courts in California, in which damages are sought for property damage alleged to have been caused or contributed to by aluminum windows manufactured by Premier Products, a former division of the Company which was divested in 1989. The suits allege various theories of liability, including negligence and contract under California's ten year construction defect statute of limitations. The Company denies liability in each of the lawsuits.

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

  Although the results of any litigation or claim cannot be predicted with certainty, management believes that the outcome of pending litigation and claims, when considered in conjunction with self insurance reserves established therefor ($13.4 million at September 30, 1997 and $13.2 million at December 31, 1996) will not have a material adverse effect on the Company's results of operations or financial condition.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

  At September 30, 1997 and December 31, 1996, accounts receivable from companies in the construction industry totaled $78.7 million and $82.2 million, respectively. The Company extends credit and requires collateral, if necessary, based on the evaluation of each customer's financial condition.

  Note D- Inventories
  -------------------

  Substantially all inventories are valued on the LIFO method. The accounting records for any interim period do not reflect inventory values as between raw materials, work-in-process and finished goods. The September 30, 1997 amounts represent an estimated breakdown between raw materials, work-in-process, and finished goods inventories, based upon each category's proportionate share at December 31, 1996. The cost of material included in cost of products sold during the interim periods is determined by using estimated material cost rates. Inventories are classified as follows:


                                              September 30,   December 31,
                                                   1997           1996
                                              --------------  ------------
                                                     (in thousands)
  At current cost:
    Raw materials                                   $30,853        $33,245
    Work in process                                  13,323         14,356
    Finished goods                                   30,541         32,908
                                                    -------        -------
                                                     74,717         80,509
  Difference between current cost and LIFO             (138)           510
                                                    -------        -------

  Inventories, net                                  $74,579        $81,019
                                                    =======        =======

  Current cost of inventories is determined using the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost.

                  OVERHEAD DOOR CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

  Note E - Income Taxes
  ---------------------

  The principal differences between the U.S. Federal income tax rate and the Company's effective income tax rate for the nine months ended September 30, 1997 are amortization of goodwill and state income taxes. The tax expense or benefit is recorded in interim periods using an estimated yearly effective tax rate.

  At September 30, 1997 the total deferred tax liability for taxable temporary differences was $53.5 million and the total deferred tax asset for deductible temporary differences and operating loss carryforwards was $21.9 million, net of a $2.3 million valuation allowance. The net noncurrent deferred tax liability totaled $43.4 million and the net current deferred tax asset which is included in Prepayments and Other Current Assets totaled $11.8 million.

  Note F - Statements of Cash Flows Supplementary Disclosures
  -----------------------------------------------------------

                                                    Nine Months Ended
                                                       September 30,
                                                       -------------
                                                       1997     1996
                                                       ----     ----

  Non-cash investing and financing activities:
      Obligations incurred for costs of
        long-term contract                            $7,680   $   -

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS
  ---------------------

  The following discussion of 1996 reflects the results of operations for the combined Predecessor period and Successor period.

  THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

  Net sales increased $11.9 million (8.3%) to $155.2 million for the three months ended September 30, 1997 from $143.3 million in the three months ended September 30, 1996. Net sales increases were recorded in all product groups except loading dock equipment.

  Gross profit increased to $30.2 million for the three months ended September 30, 1997, a $3.6 million increase from $26.6 million in the same period of 1996. Gross profit as a percentage of net sales increased to 19.5% in the third quarter of 1997 from 18.6% in the third quarter of 1996. The primary cause of this increase is higher sales volume. For interim reporting purposes, the cost of material included in cost of products sold is determined using estimated material cost rates and the results from physical inventories taken during all quarters of the year.

  Operating income for the third quarter of 1997 was $4.1 million as compared to $4.4 million in the third quarter of 1996 after excluding compensation expense related to the Sanwa acquisition of $35.6 million. As a result of the Sanwa Acquisition and the related goodwill recorded, 1997 includes $.9 million of additional amortization expense. Higher gross profits were also offset by increased advertising and legal expenses.

  Interest expense decreased to $4.6 million for the three months ended September 30, 1997 from $24.5 million for the three months ended September 30, 1996. The three months ended September 30, 1996 includes $18.3 million for the cancellation of stock warrants related to the predecessor company. The remaining decrease is primarily due to lower interest rates on outstanding debt and amortization of a bond premium recorded in connection with the Sanwa Acquisition.

  Income tax expense of $7.4 million was recorded for the third quarter of 1997 as compared to a tax benefit of $21.8 million in the 1996 quarter. The tax expense or benefit is recorded in interim periods using an estimated effective income tax rate. The Company's effective income tax rate is significantly higher than the U. S. Federal tax rate due to goodwill amortization that is not deductible for tax purposes and state income taxes.

  NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

  Net sales during the first nine months of 1997 increased $19.2 million (4.7%) to $428.5 million from $409.3 million recorded in the same period in 1996. While unit sales increased, higher product discounts as a result of increasing competition in the door market and higher sales of lower priced products contributed to the small increase in net sales.

  Gross profit was virtually unchanged at $80.5 million for the first nine months of 1997 compared to the same period in 1996. As a percentage of net sales, gross profit declined to 18.8 % in the first nine months of 1997 from 19.7% in the first nine months of 1996. A shift in product mix to sales of lower margin products accounted for most of the decline and to a lesser extent lower price realization in the door market. For interim reporting purposes, the cost of material included in cost of products sold is determined using estimated material cost rates and the results from physical inventories taken during all quarters of the year.

  Operating income for the first nine months of 1997 was $7.3 million, a decrease of $12.5 million from the $19.8 million reported in 1996 after excluding compensation expense related to the Sanwa acquisition of $35.6 million. The decline is mainly due to the higher amortization expense as a result of the Sanwa Acquisition. Amortization was $7.7 million higher for the nine months of 1997 as compared to the nine months of 1996. Higher expenditures for advertising, information systems, and legal fees also contributed to the lower operating income.

  Interest expense decreased to $13.8 million in the first nine months of 1997 from $37.7 million in the first nine months of 1996. The nine months ended September 30, 1996 includes $18.3 million for the cancellation of stock warrants related to the predecessor company. The remaining decrease is due to amortization of a bond premium recorded at the time of the Sanwa Acquisition and lower interest rates on outstanding debt.

  The income tax expense of $0.2 million in the first nine months of 1997 compares to a benefit of $21.5 million in the first nine months of 1996. The tax expense or benefit is recorded in interim periods using an estimated effective income tax rate. The Company's effective income tax rate is significantly higher than the U. S. Federal tax rate due to goodwill amortization that is not deductible for tax purposes and state income taxes.

  Financial Condition
  -------------------

  The Company uses a Revolving Credit Facility to help fund seasonal cash flow requirements. The outstanding balance of the Revolving Credit Facility at September 30, 1997 was $34.5 million. Availability under the Revolving Credit Facility at September 30, 1997 was $13.4 million. Due to the seasonal nature of the Company's business, borrowings to fund working capital needs generally increase beginning late in the second quarter and begin to decline late in the fourth quarter. In the first nine months of 1997 the Company repaid $15.0 million of term loans. The Company has a $10.0 million principal payment due December 31, 1997 on its term loan.

  Capital expenditures were $7.2 million during the first nine months of 1997 as compared to $3.1 million in the first nine months of 1996. The increase includes tooling costs for new product manufacturing and upgrades in technical systems and facilities in support of the Company's business.

  For the nine months ended September 30, 1997, net cash flows provided by operating activities totaled $20.7 million compared with $16.8 million used for operating activities in the first nine months of 1996. The higher use of funds in 1996 was mainly to reduce accounts payable levels.

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


                                              OVERHEAD DOOR CORPORATION
                                              -------------------------


   Date: November 5, 1997                     By:  /s/ John C. Macaulay
        -----------------------                  --------------------------
                                                 John C. Macaulay
                                                 Vice President/Controller
                                                 (Chief Accounting Officer)